Form 10QSB
period 2001-09-30
SEDONA SOFTWARE SOLUTIONS INC
filed 2002-01-14
CIK 1100131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X]     Quarterly  Report pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

     For  the  quarterly  period  ended  September  30,  2001

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
Act  of  1934

     For  the  transition  period to


          Commission  File  Number     000-33369
                                       ---------

                         SEDONA SOFTWARE SOLUTIONS, INC.

          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                              98-0226926

(State  or  other  jurisdiction  of                         (IRS  Employer
Identification  No.)
incorporation  or  organization)

503-1755  ROBSON  STREET
VANCOUVER,  BRITISH  COLUMBIA,  CANADA          V6G  3B7

(Address  of  principal  executive  offices)               (Zip  Code)

Issuer's  telephone  number,  including  area  code:          (604)  681-6334


                                 NOT APPLICABLE

          (Former  name,  former  address  and  former  fiscal  June  30, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  ]  Yes    [X]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,376,500 shares of common stock, $0.001 par value outstanding as of November 16, 2001 .

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                       SEDONA  SOFTWARE  SOLUTIONS,  INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------
                                                      SEPTEMBER 30    JUNE 30
                                                         2001          2001
-------------------------------------------------------------------------------
                                                     (Unaudited)   (Audited)
ASSETS

Current
  Cash                                                   $   2,960   $    581
===============================================================================
LIABILITIES

Current
  Accounts payable                                       $   9,002   $  7,830
  Advances due to director (Note 3)                         12,302      7,877
                                                          --------------------
                                                            21,304     15,707
                                                          --------------------
SHAREHOLDERS' DEFICIENCY

Share Capital
  Authorized:
   70,000,000 common shares, par value $0.001 per share
   5,000,000 preferred shares, par value $0.001 per share

  Issued and outstanding:
   5,376,500 common shares                                   5,377      5,377

  Additional paid-in capital                                12,523     12,523

Deficit Accumulated During The Development Stage           (36,244)   (33,026)
                                                          --------------------
                                                           (18,344)   (15,126)
                                                          --------------------
                                                         $   2,960   $    581
===============================================================================


                                     SEDONA  SOFTWARE  SOLUTIONS,  INC.
                                     (A  Development  Stage  Company)

                                      STATEMENT OF LOSS AND DEFICIT
                                               (Unaudited)
                                        (Stated in U.S. Dollars)


-------------------------------------------------------------------------------

                                                             PERIOD FROM
                                                               DATE OF
                                                              INCEPTION
                                                               JULY 14
                                      THREE MONTHS ENDED       1999 TO
                                         SEPTEMBER 30        SEPTEMBER 30
                                      2001         2000          2001
-------------------------------------------------------------------------------

Expenses
  Consulting fees                      $        -   $        -   $ 2,500
  Option payments                              20            -     4,430
  Professional fees                         3,172        5,417    28,871
  Bank charges and office                      26           40       443
                                       -------------------------------------
Net Loss For The Period                     3,218        5,457   $36,244
                                                                 ========
Deficit Accumulated During The
  Development Stage, Beginning Of
  Period                                   33,026        9,487
                                       -------------------------
Deficit Accumulated During The
  Development Stage, End Of Period     $   36,244   $   14,944
================================================================

Net Loss Per Share                     $    (0.01)  $    (0.01)
================================================================
Weighted Average Number Of
  Shares Outstanding                    5,376,500    1,992,630
================================================================


                                  SEDONA  SOFTWARE  SOLUTIONS,  INC.
                                  (A  Development  Stage  Company)

                                         STATEMENT OF CASH FLOWS
                                               (Unaudited)
                                         (Stated in U.S. Dollars)



-------------------------------------------------------------------------------

                                                            PERIOD FROM
                                                             DATE OF
                                                            INCEPTION
                                                             JULY 14
                                        THREE MONTHS ENDED   1999 TO
                                        SEPTEMBER 30        SEPTEMBER 30
                                         2001      2000       2001
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss for the period                $(3,218)  $(5,457)  $(36,244)

Adjustments To Reconcile Net Loss To
  Net Cash Used By Operating
  Activities
    Accounts payable                       1,172       417      9,002
    Advances due to director               4,425         -     12,302
                                         -----------------------------
                                           2,379    (5,040)   (14,940)
                                         -----------------------------
Cash Flows From Financing Activity
  Issue of common shares                       -         -     17,900
                                         -----------------------------
Cash Flows From Investing Activity
  Option agreement payment                     -      (400)         -
                                         -----------------------------

(Decrease) Increase In Cash                2,379    (5,440)     2,960

Cash, Beginning Of Period                    581     8,413          -
                                         -----------------------------
Cash, End Of Period                      $ 2,960   $ 2,973   $  2,960
===============================================================================


                         SEDONA  SOFTWARE  SOLUTIONS,  INC.
                         (A  Development  Stage  Company)

                          STATEMENT OF STOCKHOLDERS' EQUITY

                                 SEPTEMBER 30, 2001
                                     (Unaudited)
                              (Stated in U.S. Dollars)



                                          COMMON STOCK
                                  -----------------------------
                                                     ADDITIONAL
                                                        PAID
                                                        -IN
                                   SHARES    AMOUNT   CAPITAL    DEFICIT     TOTAL
                                  -------------------------------------------------
Shares issued for services        2,500,000  $ 2,500  $      -  $      -   $  2,500

Shares issued for cash at
 $0.001                           2,750,000    2,750         -         -      2,750

Shares issued for cash at
 $0.10                              126,500      127    12,523         -     12,650

Net loss for the period                   -        -         -    (9,487)    (9,487)
                                  -------------------------------------------------

Balance, June 30, 2000            5,376,500    5,377    12,523    (9,487)     8,413

Net loss for the period                   -        -         -   (23,539)   (23,539)
                                  -------------------------------------------------

Balance, June 30, 2001            5,376,500    5,377    12,523   (33,026)   (15,126)

Net loss for the period                   -        -         -    (3,218)    (3,218)
                                  -------------------------------------------------

Balance, September 30, 2001       5,376,500  $ 5,377  $ 12,523  $(36,244)  $(18,344)
                                  =================================================

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     NATURE  OF  OPERATIONS

a)     Organization

The  Company  was incorporated in the State of Nevada, U.S.A., on July 14, 1999.

b)     Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $36,244 for the period from July 14, 1999 (inception) to September 30, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company has been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality, and within the framework of the significant accounting policies summarized below:

a)     Development  Stage  Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

b)     Option  Payments  and  Development  Costs

The Company expenses all costs related to the maintenance of the option in which it has secured the rights to the ownership of certain technology known as Autonet Parking Ticket Violation Management System ("Autonet"). To date, the Company has not established the commercial feasibility of its Autonet technology, therefore, all option maintenance and development costs are being expensed.

c)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting For Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion, or all if a deferred tax asset, will not be realized, a valuation allowance is recognized.

d)     Financial  Instruments

The  Company's  financial  instruments  consist  of  cash.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

e)     Loss  Per  Share

Loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown as the effect is anti-dilutive.


3.     ADVANCES  DUE  TO  DIRECTOR

Advances due to a director are repayable on demand, interest free and unsecured.

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



4.     COMMITMENT


i)     Option  Agreement

Pursuant to an agreement, dated April 30, 2000 and amended August 14, 2001, and on December 5, 2001, the Company was granted the right to conduct a due diligence review of certain technology known as Autonet Parking Ticket Violation Management System ("Autonet"). On completion of the due diligence and the payment of $400 cash on September 19, 2000, the Company was granted an option to acquire the exclusive ownership rights and interest in the Autonet system. To exercise the option, the Company is required to issue 1,000,000 common shares on or before April 1, 2002 and is further required, as a condition precedent to the exercise of the option, to be listed or quoted for trading on a recognised United States public trading market.

ii)     Licensing,  Development  and  Marketing  Agreement

Pursuant to an agreement, dated February 1, 2001 and amended August 14, 2001, and December 5, 2001, the Company was granted the world-wide license to the Autonet technology expiring April 1, 2002. In addition, the Company is to undertake the funding of a development program expiring June 1, 2003. The total consideration is $48,010 of which $4,010 was paid on execution, and the balance is payable by way of monthly payments of 5% of gross revenues received by the Company with respect to all development technology leased or sold, commencing on the last day of the first month subsequent to the month of the exercise of the option agreement. The full amount is due by June1, 2003.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operations

FORWARD  LOOKING  STATEMENTS

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21(e) of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW


PLAN  OF  OPERATIONS

Our plan of operations for the next 12 months is to finalize all matters with respect to the acquisition of Autonet as provided in the option agreement amendment and the second option agreement amendment and concurrently begin implementing our product development and product testing programs and our sales plan. We anticipate that the Technology Development program being undertaken by Markatech on our behalf will be sufficiently advanced prior to March 31, 2002, that we will be able to create sales revenues. The $4,000 advanced to Markatech with respect to this program will fully fund the program until that time. We expect our costs of doing business for the fiscal quarter ending March 31, 2002 will be approximately $10,000 and our costs for the full tweleve month period ending September 30, 2002 will be approximately $280,000. We are projecting a net cash flow of just over $200,000 for that period.



RESULTS  OF  OPERATIONS

We did not earn any revenues during the period ending December 31, 2001. We do not anticipate earning significant revenues until such time as we acquire Autonet pursuant to the option agreement.

We are presently in the development stage and we can provide no assurance that we will be successful in the execution of our business plan or in completing -the acquisitionn of Autonet

We incurred operating expenses in the amount of $3,218 for the three months ended September 30, 2001 as compared to $5,417 for the three months ended September 30, 2000. For the period ended September 30, 2001, these operating expenses were comprised primarily of professional fees in the amount of $3,172.


FINANCIAL  CONDITION

Liquidity  and  Financial  Condition

We  had  cash  of  $2,960  as  of  September  30,  2001.

Plan  of  Operations

We will be spending approximately $5,000 per fiscal quarter for the two fiscal quarters ending March 31, 2001,prior to acquisition of Autonet from Markatech. Our cash position as of September 30, 2001 was $2,960.

 We are projecting near break-even cash flow for the fiscal year ending June 30, 2002, hence we anticipate that our present cash reserves are insufficient for us to complete our plan of operations within an acceptable margin or forecasting error, hence we will seek additional financing in the near future. We anticipate that when we pursue such additional financing, the financing will be an equity financing achieved through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing at this time. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.



PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None

Item  2.  Changes  in  Securities

     None

Item  3.  Defaults  upon  Senior  Securities

     None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None

Item  5.  Other  Information

     None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS


Exhibit  99.1     Second Licencing, Development and Marketing Amending Agreement
Exhibit  99.2     Second  Option  Amending  Agreement

REPORTS  ON  FORM  8-K

None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

SEDONA  SOFTWARE  SOLUTIONS,  INC.

Date:     January  14,  2002


By:/s/ Jack Cooper
          Jack  Cooper,  President