Form 10QSB
period 2001-12-31
SEDONA SOFTWARE SOLUTIONS INC
filed 2002-02-14
CIK 1100131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For  the  quarterly  period  ended  December  31,  2001

     [  ]    Transition  Report  pursuant to 13 or 15(d) of the Securities
             Exchange Act  of  1934

             For  the  transition  period                 to


          Commission  File  Number     000-33369
                                       ---------

                         SEDONA SOFTWARE SOLUTIONS, INC.

          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                                98-0226926
-----------------------------              -----------------
(State or other jurisdiction of            (IRS  Employer
incorporation  or  organization)
          Identification  No.)

503-1755  ROBSON  STREET
VANCOUVER, BRITISH COLUMBIA, CANADA        V6G  3B7
-------------------------------------      ---------
(Address of principal executive offices)   (Zip  Code)

Issuer's telephone number,                 (604)  681-6334
 including area code:                      ----------------


                                 NOT APPLICABLE
          -----------------------------------------------------------
          (Former  name,  former  address  and  former  fiscal  year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  ]  Yes    [X]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,376,500 shares of common stock, $0.001 par value outstanding as of December 31, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                      SEDONA  SOFTWARE  SOLUTIONS,  INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                         DECEMBER 31   JUNE 30
                                                            2001        2001
                                                        (Unaudited)   (Audited)
--------------------------------------------------------------------------------

ASSETS

Current
  Cash                                                     $     920   $    581
================================================================================
LIABILITIES

Current
  Accounts payable                                         $  11,507   $  7,830
  Advances due to director (Note 3)                           19,302      7,877
                                                          ----------------------
                                                              30,809     15,707
                                                          ----------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    70,000,000 common shares, par value $0.001 per share
    5,000,000 preferred shares, par value $0.001 per share

  Issued and outstanding:
     5,376,500 common shares                                 5,377      5,377

  Additional paid-in capital                                12,523     12,523

Deficit Accumulated During The Development Stage           (47,789)   (33,026)
                                                         ----------------------

                                                           (29,889)   (15,126)
                                                         ----------------------

                                                         $     920   $    581
================================================================================


                              SEDONA  SOFTWARE  SOLUTIONS,  INC.
                                (A Development Stage Company)

                               STATEMENTS OF LOSS AND DEFICIT
                                         (Unaudited)
                                    (Stated in U.S. Dollars)


-------------------------------------------------------------------------------------------------------
                                                                                   PERIOD FROM
                                                                                     DATE OF
                                                                                    INCEPTION
                                                                                      JULY 14
                                          THREE MONTHS ENDED     SIX MONTHS ENDED     1999 TO
                                              DECEMBER 31           DECEMBER 31     DECEMBER 31
                                          2001         2000         2001         2000         2001
-------------------------------------------------------------------------------------------------------

Expenses
  Consulting fees                         $        -   $        -   $        -   $        -   $ 2,500
  Option payments                                  -            -           20          400     4,430
  Professional fees                           11,504        4,741       14,676       10,158    40,375
  Bank charges and office                         41           17           67           57       484
                                           -----------------------------------------------------------
Net Loss For The Period                       11,545        4,758       14,763       10,615   $47,789
                                                                                              ========


Deficit Accumulated During The
  Development Stage, Beginning Of Period      36,244       14,944       33,026        9,487
                                           -------------------------------------------------
Deficit Accumulated During The
  Development Stage, End Of Period        $   47,789   $   19,702   $   47,789   $   20,102
                                           =================================================

Net Loss Per Share                        $    (0.01)  $    (0.01)  $    (0.01)  $    (0.01)
                                           =================================================

Weighted Average Number Of
  Shares Outstanding                       5,376,500    5,376,500    5,376,500    5,376,500
                                           =================================================



                                 SEDONA  SOFTWARE  SOLUTIONS,  INC.
                                   (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                      (Stated in U.S. Dollars)



-------------------------------------------------------------------------------------------------------
                                                                                   PERIOD FROM
                                                                                     DATE OF
                                                                                    INCEPTION
                                                                                      JULY 14
                                          THREE MONTHS ENDED     SIX MONTHS ENDED     1999 TO
                                              DECEMBER 31           DECEMBER 31     DECEMBER 31
                                          2001         2000         2001         2000         2001
-------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss for the period                 $(11,545)  $(4,758)  $(14,763)  $(10,615)  $(47,789)

Adjustments To Reconcile Net Loss
  To Net Cash Used By Operating Activities
    Accounts payable                         2,505     4,741      3,677      5,158     11,507
    Advances due to director                 7,000         -     11,425          -     19,302
                                          ----------------------------------------------------
                                            (2,040)      (17)       339     (5,457)   (16,980)
                                          ----------------------------------------------------
Cash Flows From Financing Activity
  Issue of common shares                         -         -          -          -     17,900
                                          ----------------------------------------------------
(Decrease) Increase In Cash                 (2,040)      (17)       339     (5,457)       920

Cash, Beginning Of Period                    2,960     2,973        581      8,413          -
                                          ----------------------------------------------------
Cash, End Of Period                       $    920   $ 2,956   $    920   $  2,956   $    920
==============================================================================================



                         SEDONA  SOFTWARE  SOLUTIONS,  INC.
                            (A Development Stage Company)

                          STATEMENT OF STOCKHOLDERS' EQUITY

                                  DECEMBER 31, 2001
                                     (Unaudited)
                              (Stated in U.S. Dollars)



                                          COMMON STOCK
                               ================================
                                                     ADDITIONAL
                                                      PAID-IN
                                   SHARES    AMOUNT   CAPITAL    DEFICIT     TOTAL
                                 ----------------------------------------------------
Shares issued for services        2,500,000  $ 2,500  $      -  $      -   $  2,500

Shares issued for cash at $0.001  2,750,000    2,750         -         -      2,750

Shares issued for cash at $0.10     126,500      127    12,523         -     12,650

Net loss for the period                   -        -         -    (9,487)    (9,487)
                                 ----------------------------------------------------
Balance, June 30, 2000            5,376,500    5,377    12,523    (9,487)     8,413
Net loss for the period                   -        -         -   (23,539)   (23,539)
                                 ----------------------------------------------------
Balance, June 30, 2001            5,376,500    5,377    12,523   (33,026)   (15,126)
Net loss for the period                   -        -         -   (14,763)   (14,763)
                                 ----------------------------------------------------

Balance, December 31, 2001        5,376,500  $ 5,377  $ 12,523  $(47,789)  $(29,889)
                                 ====================================================

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     NATURE  OF  OPERATIONS

  a)     Organization

The  Company  was incorporated in the State of Nevada, U.S.A., on July 14, 1999.

  b)     Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $47,789 for the period from July 14, 1999 (inception) to December 31, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



4.     COMMITMENT

  i)     Option  Agreement

Pursuant to an agreement, dated April 30, 2000 and amended December 5, 2001, the Company was granted the right to conduct a due diligence review of certain technology known as Autonet Parking Ticket Violation Management System ("Autonet"). On completion of the due diligence and the payment of $400 cash on September 19, 2000, the Company was granted an option to acquire the exclusive ownership rights and interest in the Autonet system. To exercise the option, the Company is required to issue 1,000,000 common shares on or before April 1, 2002 and is further required, as a condition precedent to the exercise of the option, to be listed or quoted for trading on a recognized United States public trading market.

  ii)     Licensing,  Development  and  Marketing  Agreement

Pursuant to an agreement, dated February 1, 2001 and amended December 5, 2001, the Company was granted the worldwide license to the Autonet technology expiring April 1, 2002. In addition, the Company is to undertake the funding of a development program expiring June 1, 2003. The total consideration is $48,010 of which $4,010 was paid on execution, and the balance is payable by way of monthly payments of 5% of gross revenues received by the Company with respect to all development technology leased or sold, commencing on the last day of the first month subsequent to the month of the exercise of the option agreement. The full amount is due by June 1, 2003.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operations

FORWARD  LOOKING  STATEMENTS

This report on Form 10-QSB contains certain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

PLAN  OF  OPERATIONS

DESCRIPTION  OF  BUSINESS

We were incorporated on July 14, 1999 under the laws of the state of Nevada. We commenced business operations in February 2001. We are a development stage company possessing a current license to use a technology known as the Autonet Parking Violation Management suite of software, known as the Autonet system, or Autonet. Autonet is a computerized motor vehicle ticket information system designed to provide instant information to its users. This device is designed to be used by private parking companies, cities, municipalities, county, state or provincial parking enforcement agencies, and the like, to supply information about licensed vehicles. We also have the right to acquire Autonet from its developer, Markatech Industries Corp. We began operations on February 1, 2001 and are currently proceeding with the further development and marketing of this product.

The  Autonet  Parking  Ticket  Violation  Management  System  Software

The development of Autonet began in early 1996 with the goal of creating a system that aided parking violation enforcement. This goal was realized with the design of a hand-held wireless computer based software suite that communicated with a remote central computer through radio frequencies.

The objective of the Autonet system is to increase the effectiveness of parking violation enforcement and collection. The software can be customized to reflect the correct action to be taken by the parking enforcement officer. The immediate access to information at the point of ticketing is believed to result in more effective collection, reduced costs, and increased revenues.

Product  Overview

Autonet is a computerized Parking Violation Management suite of software designed to provide instant information to patrollers about any licensed vehicle in a given region. The Autonet system utilizes a small hand-held computer which fits comfortably in the palm of the officer's hand. The hand-held computer features a user-friendly touch screen operation and built-in accessories. The key difference between Autonet and other computer-based systems is that Autonet allows communication with a central computer center in real time, rather than through a delayed batch entry.

Within moments of keying in the license plate number, a patrolling officer may have access to a full report on the subject vehicle. All outstanding violations specifically linked to the subject vehicle can be automatically listed on the hand-held screen for the officer's review. The software thus empowers an operator to accurately and immediately access a history of the offender and delineates specific actions that may be taken immediately.

The central computer also processes violations, initiates the fine collection process and updates and administers the database.

Product  Benefits

Autonet's  key  benefits  are  its  ability  to:

-     Improve  the  collection  of  outstanding  citations;
-     Increase  the  effectiveness  of  violation  enforcement  procedures;
-     Improve  access  to  information  prior  to  ticketing  a  vehicle;
-     Provide  customized  solutions  to  suit  the  needs  of  each  client;
-     Share  information  gathered  among  different  agencies;
-     Save time and effort through real-time updating at the point of ticketing.

 Autonet also provides increased accuracy in ticketing with an on-line error detection process. Through this detection process, errors are reported to the patrolling officer in the field at the time of ticket creation.

Summary  of  business  development  steps  planned  in  the  near-term:

- We consider the near-term to mean the period of time ending on the date upon which we acquire Autonet, prior to April 1, 2002. Prior to that date, our company's day-to-day operations are being conducted from corporate facilities owned by one of our directors. During this period direct costs to our company are being funded by loans from that director. We estimate these direct costs amount to approximately $5,000 per fiscal quarter.

-     We  plan  to  recruit  key  personnel  including a Chief Operating Officer
(COO),Chief Financial Officer (CFO), Investor Relations (IR) person, Marketing Manager, and Technical Manager. Our directors have launched an informal executive search in this regard and have interviewed several candidates for COO.

- Based upon the outcomes of the Development Technology program initiated on February 1, 2001, we have recently completed an operating business plan and associated operating budgets. A significant outcome of this process has been the decision to sell our software only and to rely upon third party manufacturers and suppliers to provide Autonet users with hardware to our specifications.

- We plan to complete the acquisition of Autonet pursuant to the Option Agreement as soon as is feasible.

- Subsequent to the Autonet acquisition, we will have no commitment to, nor do we plan to, register the shares issued in connection with the acquisition of Autonet

- We are currently soliciting expressions of interest from those who may wish to invest in our company by way of a private placement. In addition, subsequent to our acquisition of Autonet, we may sell a number of shares to the public. The purpose of these fundings is to assure that we have sufficient funds within a significant margin for error to carry out our business plan.

-     We  plan  to  acquire  suitable  business  facilities  and  equipment.

Competition

There are at least ten vendors of automated batch parking citation systems offering a variety of products. Some manufacture their own hardware, while others resell other companies' terminals (typically Symbol, Telxon or Norand) with their own proprietary software.

The three leaders, AutoCITE, Radix and Clancy, offer an integrated terminal unit with a built-in printer and a self-contained battery pack.

In some jurisdictions, license numbers are bar-coded and displayed in stickers attached to vehicle windows, therefore some systems incorporate bar code readers so that the vehicle license number does not need to be entered. All systems can print bar code, so that the ticket can be matched with the payment received.

Marketing  Plan

In order to achieve our goal of being a leader in sales and distribution of wireless communication software for the parking violation management industry, we intend to implement a wide range of marketing strategies.

     Targeted  Direct  Sales
     -----------------------
- To prepare and distribute through focused marketing channels, product brochures and information kits directed at prospective customers;
- To establish a close liaison with both regional and national computer equipment leasing firms;
-     To  attend  selected  trade  shows;
-     To  initiate  a  1-800  telephone  access  number;
- To initiate a program of print media direct advertising through selected national trade journals;
-     To  develop and initiate regular follow-up with users and potential users;
-     To  establish  an  Internet  website.

     Targeted  at  Value-Added  Resellers  ("VARs")
     ----------------------------------------------
- To scout at trade shows and journals known to attract VARs that specialize in the types of hardware which we specify for Autonet. Such hardware is utilized extensively for transportation and inventory control applications;

-     To  sponsor  education  seminars  for  potential  customers and resellers.
- To prepare and distribute through focused marketing channels, product brochures and information kits directed at prospective customers on a cooperative advertising basis with VARs;
- To initiate a program of print media direct advertising through regional trade journals on a cooperative advertising basis with the VARs;
-     To  attend  trade  shows  with  VARs  on  a cooperative advertising basis.

In the past few years, hand-held traffic ticket and parking citation systems have gained increasing acceptance by the various parking violation enforcement authorities in North America. This development has been fueled both by the availability of cost effective hand-held computer systems, as well as the need for the enforcement authorities to increase the productivity of the ticket issuing officers and to increase their rate of collections.

Our  operational  objectives  with  respect  to  the  Autonet  are  to:

-     Position  our company as a finely focused software developer and marketer.

-     Commence  commercial  marketing  of  Autonet.

Our president, John Cooper, is assisting us in meeting our cash requirements and Mr. Cooper has expressed his intention to continue loaning funds to us to maintain our current level of operations until the option agreement with Markatech has been exercised. This is expected to occur before April 1, 2002. Mr. Cooper has loaned us $19,302 as of December 31, 2001. There is no guarantee that Mr. Cooper will continue loaning funds to us in the future.

We intend to raise operating funds through private placements. In the longer term we may raise funds through registered offerings to the public. Alternately we may employ a combination of the two at times and in amounts deemed by management to be in the best interests of the company and its shareholders.

Our actual expenditures and business plan may differ from the one stated above. Our board of directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing or new information obtained.

In the event we are unable or choose to not exercise the option agreement, we will not be able to proceed with our business plan for the acquisition of Autonet and may at that time seek other business opportunities. Were we to consider other business opportunities we would do so in the context current and emerging market realities as they relate to investor acceptance of the offerings of junior securities issuers. We would seek out niche opportunities in the same business sector as Autonet. No business opportunities other than Autonet are being considered by us at this time.

Due to our lack of operating history and present inability to generate revenues, there exits substantial doubt about our ability to continue as a going concern. We have no present plans to acquire or merge with a business or company in which Sedona's promoters, management, or other affiliates or associates directly or indirectly have an ownership interest.

We expect our costs of doing business for the fiscal quarter ending March 31, 2002 will be approximately  $15,000  and  our costs for the full twelve month period  ending
June 30, 2002  will be  approximately  $121,000.   We  are  projecting  a  net
cash flow of just over $22,000 for that period. We anticipate continuing operating losses in the foreseeable future. We base this expectation in part on the fact that we will incur substantial operating expenses in completing our stated plan of operations before we will have the opportunity to earn revenues. Our future financial results are also uncertain due to a number of factors, many of which are outside our control.

RESULTS  OF  OPERATIONS

We did not earn any revenues during the period ending December 31, 2001. We do not anticipate earning revenues until such time as we are able to deploy are business marketing strategy. Unless we raise additional capital, we shall be unable to meet our business plan. We are presently in the development stage and we can provide no assurance that we will be successful in raising additional capital or implementing our business plan.

We incurred operating expenses in the amount of $14,763 for the six months ended December 31, 2001 as compared to $10,615 for the six months ended December 31, 2000. For the period ended December 31, 2001, these operating expenses were comprised primarily of professional fees in the amount of $14,676. We incurred a loss of $47,789 for the period from date of inception July 14, 1999 to December 31, 2001. Our net loss was attributable entirely to our operating expenses. These operating expenses were comprised primarily of professional fees in the amount of $40,375.

FINANCIAL  CONDITION

Liquidity  and  Financial  Condition

We  had  cash  of  $920  as  of  December  31,  2001.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None

Item  2.  Changes  in  Securities

     None

Item  3.  Defaults  upon  Senior  Securities

     None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None

Item  5.  Other  Information

     None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS

     Exhibit  99.1     Revised  Option  Amending  Agreement
     Exhibit  99.2     Second  Licensing,  Development  and  Marketing  Amending
                       Agreement
     Exhibit  99.3     Second  Option  Amending  Agreement

REPORTS  ON  FORM  8-K

None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEDONA SOFTWARE SOLUTIONS, INC.

Date:   February 5, 2002


By: /s/ Jack Cooper
    --------------------------------------------------
    Jack Cooper, President and Principal Financial Officer