Form 10QSB
period 2002-03-31
SEDONA SOFTWARE SOLUTIONS INC
filed 2002-05-20
CIK 1100131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  March  31,  2002

[   ]   Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
        Act  of  1934

        For  the  transition  period                   to


              Commission  File  Number     000-33369
                                           ---------

                         SEDONA SOFTWARE SOLUTIONS, INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                                 98-0226926
-----------------------------------         -------------
(State  or  other  jurisdiction  of         (IRS  Employer
incorporation  or  organization)
            Identification  No.)

503-1755  ROBSON  STREET
VANCOUVER,  BRITISH  COLUMBIA,  CANADA      V6G  3B7
--------------------------------------      --------
(Address of principal executive offices)    (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                     (604)  681-6334
                                            ----------------

                                 NOT APPLICABLE
          ------------------------------------------------------------
          (Former  name,  former  address  and  former  fiscal  year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  ]  Yes    [X]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,376,500 shares of common stock, $0.001 par value outstanding as of March 31, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                         SEDONA  SOFTWARE  SOLUTIONS,  INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


----------------------------------------------------------
                                 MARCH 31     JUNE 30
                                   2002         2001
                                (Unaudited)  (Audited)
----------------------------------------------------------

ASSETS

Current
  Cash                               $     903   $    581
==========================================================
LIABILITIES

Current
  Accounts payable                   $  14,687   $  7,830
  Advances due to director (Note 3)     28,637      7,877
                                     ---------------------
                                        43,324     15,707
                                     ---------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
 Authorized:
  70,000,000 common shares,
  par value $0.001 per share
  5,000,000 preferred shares,
  par value $0.001 per share

 Issued and outstanding:
  5,376,500 common shares                5,377      5,377

 Additional paid-in capital             12,523     12,523

Deficit Accumulated During The
Development Stage                      (60,321)   (33,026)
                                     ---------------------

                                       (42,421)   (15,126)
                                     ---------------------

                                     $     903   $    581
==========================================================


                          SEDONA  SOFTWARE  SOLUTIONS,  INC.
                          (A  Development  Stage  Company)

                             STATEMENT OF LOSS AND DEFICIT
                                      (Unaudited)
                                (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                                    PERIOD FROM
                                                                        DATE OF
                                                                      INCEPTION
                                                                        JULY 14
                        THREE MONTHS ENDED          NINE MONTHS ENDED   1999 TO
                             MARCH 31                    MARCH 31       MARCH 31
                         2002         2001         2002         2001       2002
--------------------------------------------------------------------------------
Expenses
  Bank charges
  and office         $       16   $       18   $       83   $     75   $   500
  Consulting fees             -            -            -          -     2,500
  Option payments             -            -           20          -     4,430
  Professional fees      11,561        1,580       26,237     11,738    51,936
  Transfer fees             955            -          955          -       955
                     ----------------------------------------------------------
Net Loss For
 The Period              12,532        1,598       27,295     11,813   $60,321
                                                                       ========
Deficit Accumulated During
 The Development Stage,
 Beginning Of Period     47,789       19,702       33,026      9,487
                     ------------------------------------------------
Deficit Accumulated During
 The Development Stage, End
 Of Period           $   60,321   $   21,300   $   60,321   $ 21,300
=====================================================================

Net Loss Per Share   $    (0.01)  $    (0.01)  $    (0.01)  $  (0.01)
=====================================================================


Weighted Average Number
 Of Shares
 Outstanding          5,376,500    5,376,500    5,376,500  5,376,500
=====================================================================



                       SEDONA  SOFTWARE  SOLUTIONS,  INC.
                        (A  Development  Stage  Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                                                    PERIOD FROM
                                                                        DATE OF
                                                                      INCEPTION
                                                                        JULY 14
                        THREE MONTHS ENDED          NINE MONTHS ENDED   1999 TO
                             MARCH 31                    MARCH 31       MARCH 31
                           2002       2001         2002         2001       2002
--------------------------------------------------------------------------------
Cash Flows From
 Operating Activities
  Net loss for the period    $(12,532)  $(1,598)  $(27,295)  $(11,813) $(60,321)

Adjustments To Reconcile
 Net Loss To Net
 Cash Used By Operating
 Activities
 Accounts payable               3,180     1,580      6,857      6,738    14,687
 Advances due to director       9,335         -     20,760          -    28,637
                             ---------------------------------------------------
                                 (17)      (18)       322     (5,075)   (16,997)
                             ---------------------------------------------------
Cash Flows From
 Financing Activities
 Issue of common shares             -         -          -          -    17,900
 Advances due to director           -     4,010          -      4,010         -
                             ---------------------------------------------------
                                    -     4,010          -      4,010    17,900
                             ---------------------------------------------------
Cash Flows From
 Investing Activity
 Option agreement payment           -         -          -       (400)        -
                             ---------------------------------------------------
(Decrease) Increase In Cash       (17)    3,992        322     (1,465)      903

Cash, Beginning Of
 Period                           920     2,956        581      8,413         -
                             ---------------------------------------------------
Cash, End Of
 Period                      $    903   $ 6,948   $    903   $  6,948  $    903
================================================================================


                        SEDONA  SOFTWARE  SOLUTIONS,  INC.
                         (A  Development  Stage  Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                               COMMON STOCK
                                               ADDITIONAL
                                                PAID-IN
                             SHARES    AMOUNT   CAPITAL    DEFICIT     TOTAL
 Shares issued for services 2,500,000  $ 2,500  $      -  $      -   $  2,500

Shares issued for
cash at $0.001              2,750,000    2,750         -         -      2,750

Shares issued for
cash at $0.10                 126,500      127    12,523         -     12,650

Net loss for the period             -        -         -    (9,487)    (9,487)
                            --------------------------------------------------
Balance, June 30, 2000      5,376,500    5,377    12,523    (9,487)     8,413

Net loss for the period             -        -         -   (23,539)   (23,539)
                            --------------------------------------------------

Balance, June 30, 2001      5,376,500    5,377    12,523   (33,026)   (15,126)

Net loss for the period             -        -         -   (14,763)   (14,763)
                            --------------------------------------------------

Balance, December 31, 2001  5,376,500    5,377    12,523   (47,789)   (29,889)

Net loss for the period             -        -         -   (12,532)   (12,532)
                            --------------------------------------------------

Balance, March 31, 2002     5,376,500  $ 5,377  $ 12,523  $(60,321)  $(42,421)
                            ==================================================

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     NATURE  OF  OPERATIONS

a)     Organization

The  Company  was incorporated in the State of Nevada, U.S.A., on July 14, 1999.

b)     Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $60,321 for the period from July 14, 1999 (inception) to March 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



4.     COMMITMENT

i)     Option  Agreement

Pursuant to an agreement, dated April 30, 2000 and amended March 15, 2002, the Company was granted the right to conduct a due diligence review of certain technology known as Autonet Parking Ticket Violation Management System ("Autonet"). On completion of the due diligence and the payment of $400 cash on September 19, 2000, the Company was granted an option to acquire the exclusive ownership rights and interest in the Autonet system. To exercise the option, the Company is required to issue 1,000,000 common shares on or before July 1, 2002 and is further required, as a condition precedent to the exercise of the option, to be listed or quoted for trading on a recognized United States public trading market.

ii)     Licensing,  Development  and  Marketing  Agreement

Pursuant to an agreement, dated February 1, 2001 and amended March 15, 2002, the Company was granted the worldwide license to the Autonet technology expiring July 1, 2002. In addition, the Company is to undertake the funding of a development program expiring September 1, 2003. The total consideration is $48,010 of which $4,010 was paid on execution, and the balance is payable by way of monthly payments of 5% of gross revenues received by the Company with respect to all development technology leased or sold, commencing on the last day of the first month subsequent to the month of the exercise of the option agreement. The full amount is due by September 1, 2003.

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

Summary  of  business  development  steps  planned  in  the  near-term:

- We consider the near-term to mean the period of time ending on the date upon which we acquire Autonet, prior to July 1, 2002. Prior to that date, our company's day-to-day operations are being conducted from corporate facilities owned by one of our directors. During this period direct costs to our company are being funded by loans from that director. We estimate these direct costs amount to approximately $5,000 per fiscal quarter.

-     We  plan  to  recruit  key  personnel  including a Chief Operating Officer
(COO), Chief Financial Officer (CFO), Investor Relations (IR) person, Marketing Manager, and Technical Manager. Our directors have launched an informal executive search in this regard and have interviewed several candidates for COO.

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

Our president, John Cooper, is assisting us in meeting our cash requirements and Mr. Cooper has expressed his intention to continue loaning funds to us to maintain our current level of operations until the option agreement with Markatech has been exercised. This is expected to occur before July 1, 2002. Mr. Cooper has loaned us $28,637 as of March 31, 2002. There is no guarantee that Mr. Cooper will continue loaning funds to us in the future.

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

We expect our costs of doing business for the fiscal year ending June 30, 2002 will be approximately $121,000. We are projecting a net cash flow of just over $22,000 for that period. We anticipate continuing operating losses in the foreseeable future. We base this expectation in part on the fact that we will incur substantial operating expenses in completing our stated plan of operations before we will have the opportunity to earn revenues. Our future financial results are also uncertain due to a number of factors, many of which are outside our control.

RESULTS  OF  OPERATIONS

We did not earn any revenues during the period ending March 31, 2002. We do not anticipate earning revenues until such time as we are able to deploy are business marketing strategy. Unless we raise additional capital, we shall be unable to meet our business plan. We are presently in the development stage and we can provide no assurance that we will be successful in raising additional capital or implementing our business plan.

We incurred operating expenses in the amount of $27,295 for the nine months ended March 31, 2002 as compared to $11,813 for the nine months ended March 31, 2001. For the period ended March 31, 2002, these operating expenses were comprised primarily of professional fees in the amount of $26,237 and transfer fees of $955. We incurred a loss of $60,321 for the period from date of inception July 14, 1999 to March 31, 2002. Our net loss was attributable entirely to our operating expenses. These operating expenses were comprised primarily of professional fees in the amount of $51,936.

FINANCIAL  CONDITION

Liquidity  and  Financial  Condition

We  had  cash  of  $903  as  of  March  31,  2002.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None

Item  2.  Changes  in  Securities

     None

Item  3.  Defaults  upon  Senior  Securities

     None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None

Item  5.  Other  Information

     None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS

     None

REPORTS  ON  FORM  8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEDONA  SOFTWARE  SOLUTIONS,  INC.

Date:     May  17,  2002


By:  /s/ John E. Cooper
     ----------------------------
     John E. Cooper,  President