Form 10KSB
period 2002-06-30
SEDONA SOFTWARE SOLUTIONS INC
filed 2002-09-30
CIK 1100131

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[  X  ]    Annual  Report  Pursuant  To  Section  13 Or 15(D) Of The Securities
           Exchange  Act  Of  1934

           For  the  fiscal  year  ended  June  30,  2002

[    ]     Transition  Report  Under  Section  13  Or  15(D)  Of  The Securities
           Exchange  Act  Of  1934

           For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER          000-33369
                                  ---------

                         Sedona Software Solutions, Inc.
                         -------------------------------
                 (Name of small business issuer in its charter)


Nevada                                    98-0226926
------------------------------            --------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)


503-1755  Robson  Street
Vancouver, British Columbia, Canada       V6G3B7
----------------------------------------  -----------
(Address of principal executive offices)  (Zip Code)

(604)  681-6334
-------------------------
Issuer's telephone number


Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  NONE.
                                                                        -----


Securities registered under Section 12(g) of the Exchange Act:  1,375,500 shares

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE.
                    -----------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year  $0
                                                                 --

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $41,265 as of September 19, 2002.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,376,500 common shares are outstanding as of September 19, 2002.

Transitional Small Business Disclosure Format (check one): Yes  [   ]  No [ X  ]

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

Business  Development
---------------------

We were incorporated on July 14, 1999 under the laws of the state of Nevada. We commenced business operations in February 2001. We are a development stage company possessing a current license to use a technology known as the Autonet Parking Violation Management suite of software, known as the Autonet system, or Autonet. Autonet is a computerized motor vehicle ticket information system designed to provide instant information to its users. This device is designed to be used by private parking companies, cities, municipalities, county, state or provincial parking enforcement agencies, and the like, to supply information about licensed vehicles. We have the right to acquire Autonet from its developer, Markatech Industries Corp., under an option agreement. Additionally, we have entered into a Licensing, Development and Marketing Agreement under which Markatech is to continue developing the Autonet system to meet the requirements of the current market-dictated digital communications environment.

Autonet  Option  Agreement

On April 30, 2000, Markatech Industries Corporation granted us an option to acquire all right, title and interest in Autonet. The option was to expire on September 30, 2001; however, the agreement has since been amended to expire on July 1, 2003.

Markatech, the owner and developer of the Autonet Parking Violation Management system software is a Vancouver, Canada, based technologies firm. The firm is focused upon the development of computer software and integrated hardware products for industry and government. Our president and director, John Cooper is a member of the Markatech Advisory Board and holds options to purchase approximately 30,000 shares of Markatech's stock, which constitutes less than one percent of that company's currently outstanding shares. Mr. Cooper is not a director, officer or affiliate of Markatech.

Under the terms of the option agreement and the amendments negotiated between ourselves and Markatech, we have the right to acquire all right, title and interest in Autonet, for the amount of $410 that has been paid, and the issuance to Markatech of 1,000,000 shares of our common stock at the time of closing. Closing must occur prior to July 1, 2003. A condition precedent to us closing this transaction is that our common shares must be listed or quoted for trading on a recognized United States public trading market.

Our company began trading on the NASDAQ-OTCBB US exchange on March 23, 2002, thus fulfilling the material requirement of this agreement. Nonetheless, we decided not to exercise our option with Markatech and instead extended our option agreement in June 2002. Due to market changes in the digital communications environment, Markatech has been delayed in adjusting the Autonet system to the current state of technology existing in the market today. Under our Licensing, Development and Marketing Agreement, Markatech is required to meet certain performance requirements with regard to the Autonet system before we will exercise our option. Because of these performance delays, we will not exercise this option and issue the 1,000,000 shares to Markatech until such time that the development of the product has reached a point where we can begin marketing this product to potential purchasers.

Intellectual  Property  Rights

Our acquisition of Autonet will include all intellectual property rights which are now or may be in existence upon the date of acquisition. Many intellectual property rights, such as physical product and business methods patents are granted only upon application. Markatech has made no such applications in any jurisdiction with respect to Autonet. Immediately upon our acquisition of Autonet we intend to conduct a full review of applicable laws in a number of legal jurisdictions, and make application accordingly.

Autonet  Licensing,  Development  and  Marketing  Agreement

Early in 2001, we became increasingly concerned that delays in acquiring Autonet could damage our business potential. Technologies tend to have finite lifecycle, and a large portion of Autonet's was in danger of being wasted on the shelf. Furthermore, issues identified during beta-testing of the Autonet product remained un-addressed. In addition, Markatech considered that it had a significant manpower investment in promoting Autonet and was reluctant to share its marketing experience without compensation.

To address our above concerns, on February 1, 2001 we entered in the licensing, development and marketing agreement with Markatech which has since been extended. The following outlines the material points of that agreement.

     Licensing: Upon the payment of a total of $20, Markatech granted us a full and exclusive license to Autonet. The license originally expired on September 30, 2001; however, this has been extended to July 1, 2003 to coincide with the extension of the Option Agreement.

     Development: Upon entering into the agreement, we paid Markatech $4,000 in order that they proceed with further product development. Upon the exercise of the Option Agreement, we will pay a total of $44,000 in monthly installments equal to 5% of the gross revenues received by Sedona with respect to any sales of the Autonet development technology. All right, title and interest in the Autonet development technology shall remain the property of Markatech until monthly installments paid by us to Markatech have totaled $44,000.

     Marketing: Rather than pay Markatech for marketing leads, we have agreed to pay them a 12% commission on all sales of Autonet which they may generate from their leads-list of 18 potential users. We expect that Markatech will generate our initial sales.


Since September 20, 2001, we have remained cautiously optimistic regarding our developmental concerns with respect to delays in acquiring Autonet. We believe the basic capabilities and functionality of the Autonet system remain unique and highly marketable. However, as mentioned above, in order for us to take this product to market, Markatech will need to continue their development efforts in order to make the system interface with the current digital communications technical environment. Markatech has estimated that by the end of our second quarter, we will have a system that will be operational in the current G2 environment which utilizes cell phones and PDAs. Once this updated version of the system is completed, we will proceed with the marketing portion of our agreement with Markatech by the beginning of our third quarter or January 1, 2003.

Business  of  Issuer
--------------------

The  Autonet  Parking  Ticket  Violation  Management  System  Software

The development of Autonet began in early 1996 with the goal of creating a system that aided parking violation enforcement. This goal was realized with the design of a hand-held wireless computer based software suite that communicated with a remote central computer.

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

Of the industry leaders, AutoCITE, and Radix continue to offer an integrated terminal unit with a built-in printer and a self-contained battery pack. Clancy Systems International, however, has begun marketing a system based upon the G2 Palm Pilot.

In some jurisdictions, license numbers are bar-coded and displayed in stickers attached to vehicle windows, therefore some systems incorporate bar code readers so that the vehicle license number does not need to be entered. All systems can print bar code, so that the ticket can be matched with the payment received.

Marketing  Plan

We anticipate that we will begin implementing the following marketing plan in our third quarter which commences on January 1, 2003 as we project to have a marketable product completed by that time.

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

Research  and  Development

We have made no direct research and development expenditures in the last two years.

Employees

Other than the current directors and officers, the company has hired no employees. We do not intend on hiring any employees until the initial revenues are generated from the Autonet system.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

We do not lease or own any real property. Sedona is currently headquartered at our president John Cooper's offices on a no-charge basis as there is no need at this time for Sedona to maintain leased space of its own.


ITEM  3.     LEGAL  PROCEEDINGS.

We  are  not  a party to any legal proceedings at this time or in the past year.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

During the fourth quarter of the fiscal year covered by this report, there were no matters submitted to our security holders for vote.

                                     PART II


ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Market  Information

Our common stock is listed on the NASDAQ-OTC system, under the trading symbol "SSSI". There was no trading market in the stock prior to the end of the third calendar quarter of 2002. The following table lists the high and low sales prices for our common stock during the two most recent fiscal quarters:

NASDAQ-OTC:

                                     High  Sales          Low  Sales
                                        Price               Price
                                        -----               -----
          Third  Quarter  2002          $0.03               $0.03
          Fourth  Quarter  2002          0.03                0.03

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As  of  June  30,  2002,  there  were  47  record  holders  of our common stock.

Registration  Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prohibit us from declaring dividends. The Nevada Revised Statutes, however, do restrict us from declaring dividends where, after giving effect to the distribution of the dividend:

(1) we would not be able to pay our debts as they become due in the usual course of business; or

(2) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent  Sales  of  Unregistered  Securities

We issued 2,500,000 shares of our common stock to Mr. John E. Cooper on July 14, 1999 in consideration for his assistance in our formation. Mr. Cooper is our president, CEO and chief financial officer, as well as one of our directors. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, and are restricted shares, as defined in the Act.

On July 7, 1999, pursuant to a pre-incorporation agreement of the same date, Messrs. John E. Cooper, Andrew J. Cooper, and Gordon E. Cooper, all directors of our company, each purchased 500,000 shares of our common stock at a price of $0.001 per shares. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, and are restricted shares, as defined in the Act.

Pursuant to the pre-incorporation agreement, on July 14, 1999, we agreed to sell 1,250,000 shares of our common stock to five persons at a price of $0.001 per shares. We completed these sales pursuant to Regulation S of the Act on or before June 2000. Each purchaser represented to us that he was a non-US person as defined in the regulation. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificates issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

On November 22, 1999, we issued 1,000 shares of our common stock to Ms. Kathleen Smith, our corporate secretary, in consideration of the payment of $0.10 per share. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, and are restricted shares, as defined in the Act.

In addition, on May 16, 2000 we completed the issue of 125,500 shares of common stock to thirty-nine purchasers at a price of $0.10 per share. We completed these sales pursuant to Regulation S of the Act. Each purchaser represented to us that he was a non-US person as defined in the regulation. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificates issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Plan  of  Operation
-------------------


Our operational objectives for the next twelve months with respect to Autonet are to position our company as a finely focused software developer and marketer, and commence commercial marketing of Autonet. Our president, John Cooper, is assisting us in meeting our cash requirements and Mr. Cooper has expressed his intention to continue loaning funds to us to maintain our current level of operations until the option agreement with Markatech has been exercised. This is expected to occur before July 1, 2003. Mr. Cooper has loaned us a total of $33,763 as of June 30, 2002. There is no guarantee that Mr. Cooper will continue loaning funds to us in the future.

By the end of our fiscal year 2003, we project that the Autonet system will begin to produce revenues through initial sales, to be generated by Markatech, pursuant to our Licensing, Development and Marketing Agreement with Markatech. Once we begin to generate revenues, we intend to raise additional operating funds through private placements in order to fund a stronger in-house marketing program.

Over the next three quarters, we expect that our company's day-to-day operations will continue to be conducted from corporate facilities owned by John Cooper, our president. Also, during this period direct costs to our company will continue to be funded by loans from Mr. Cooper. We estimate these direct costs amount to approximately $5,000 per fiscal quarter and they will continue until such time that we begin to generate revenues from the Autonet system.

We plan to recruit key personnel including a Chief Operating Officer (COO), Chief Financial Officer (CFO), Investor Relations (IR) person, Marketing Manager, and Technical Manager. Our directors have launched an informal executive search in this regard. However, no final hiring decisions will be made until Markatech produces initial sales revenues under our Licensing, Development and Marketing Agreement and we raise additional funds through a private placement offering. We do not expect that this will happen until either the third or fourth quarter of our fiscal year 2003. Also by this time, we plan to acquire suitable business facilities and equipment.

Also within the next twelve months, if Markatech produces a marketable system to us, we will exercise our option with them and complete the purchase of all right, title and ownership of the Autonet system. In the event we are unable or choose to not exercise the option agreement, however, we will not be able to proceed with our business plan for the acquisition of Autonet and may at that time seek other business opportunities. Were we to consider other business opportunities, we would seek out niche opportunities in the same business sector as Autonet. No business opportunities other than Autonet are being considered by us at this time.

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



Results  of  Operations

We did not earn any revenues during the fiscal year ending June 30, 2002. We do not anticipate earning revenues until such time as we are able to deploy are business marketing strategy which is projected to occur late in the fiscal year ended 2003. As of June 30, 2002, we had cash on hand in the amount of $56. We are presently in the development stage and are being funded by loans from our President and Director. We anticipate that these loans will continue until we are able to achieve revenues from Autonet.

We incurred operating expenses in the amount of $30,763 for the fiscal year ended June 30, 2002 as compared to $23,539 for the fiscal year ended June 30, 2001. These operating expenses are comprised primarily of professional fees in the amount of $29,507. Most of these fees have been in association with accounting and attorneys fees relating to our becoming a public reporting company during the fiscal year ended 2002. We incurred a loss of $63,789 for the period from date of inception July 14, 1999 to June 30, 2002. Our net loss was attributable entirely to our operating expenses.



ITEM  7.     FINANCIAL  STATEMENTS.

The following financial statements, financial statement schedules and supplementary date are included:

          F-1          Independent  Auditors'  Report

     Audited  Financial  Statements:

          F-2          Balance  Sheet  -  June  30,  2002  and  June  30,  2001

          F-3          Statement  of  Operation  - Years Ended June 30, 2002 and
                       June  30,  2001

          F-4          Statement of Changes in Stockholders' Equity (Deficiency)
                       - Years Ended June 30,  2002  and  June  30,  2001

          F-5 Statement of Cash Flows - Years Ended June 30, 2002 and June 30, 2001

          F-6          Notes  to  Consolidated  Financial  Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with our accountants on accounting and financial disclosure.

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)

                                                    Morgan
                                                    & Company
                                                    Chartered Accountants


                                AUDITORS' REPORT




To  the  Shareholders  of
Sedona  Software  Solutions,  Inc.
(A  development  stage  company)


We have audited the balance sheets of Sedona Software Solutions, Inc. (a development stage company) as at June 30, 2002 and 2001, and the statements of loss and deficit accumulated during the development stage, cash flows, and stockholders' equity for the years then ended, and for the period July 14, 1999 (date of incorporation) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2001 and 2000, and the results of its operations and cash flows for the periods then ended in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company incurred a net loss of $63,789 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver,  B.C.                                   /s/ Morgan  &  Company

August  30,  2002                                  Chartered  Accountants

Tel:  (604) 687-5841       Member of           P.O. Box 10007 Pacific Centre
Fax:  (604) 687-0075          ACPA      Suite 1488 - 700 West Georgia Street
www.morgan-cas.com        International              Vancouver, B.C. V7Y 1A1


                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)


-----------------------------------------------------------
                                           JUNE  30
                                       2002       2001
                                     ---------  ---------
ASSETS

Current
  Cash                               $     56   $    581
==========================================================
LIABILITIES

Current
  Accounts payable                   $ 12,182   $  7,830
  Advances due to director (Note 3)    33,763      7,877
                                     --------------------
                                       45,945     15,707
                                     --------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    70,000,000 common shares,
    par value $0.001 per share
    5,000,000 preferred shares,
    par value $0.001 per share

  Issued and outstanding:
    5,376,500 common shares at
    June 30, 2002 and 2001              5,377      5,377

  Additional paid-in capital           12,523     12,523

  Deficit Accumulated During
   The Development Stage              (63,789)   (33,026)
                                     --------------------

                                      (45,889)   (15,126)
                                     --------------------

                                     $     56   $    581
==========================================================



                    SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                       STATEMENTS OF LOSS AND DEFICIT
                          (Stated in U.S. Dollars)


---------------------------------------------------------------------
                                                           INCEPTION
                                           YEAR             JULY 14
                                           ENDED            1999 TO
                                          JUNE 30           JUNE 30
                                     2002         2001      2002
---------------------------------------------------------------------
Expenses
  Consulting fees                 $        -           -   $ 2,500
  Option payments                         20       4,410     4,430
  Professional fees                   29,507      18,830    55,206
  Bank charges and office                101         299       518
  Transfer fees                        1,135           -     1,135
                                  ---------------------------------

Net Loss For The Period               30,763      23,539   $63,789
                                                           ========
Deficit Accumulated During
The Development Stage,
Beginning Of Year                     33,026       9,487
                                  ------------------------
Deficit Accumulated During
The Development Stage,
End Of Year                       $   63,789      33,026
==========================================================

Basic And Diluted Loss Per Share  $    (0.01)      (0.01)

==========================================================

Weighted Average Number
Of Shares Outstanding              5,376,500   5,376,500
==========================================================


                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                  JUNE 30, 2002
                            (Stated in U.S. Dollars)



                                     COMMON STOCK
                             -----------------------------
                                                ADDITIONAL
                                                PAID-IN
                             SHARES    AMOUNT   CAPITAL    DEFICIT     TOTAL
-------------------------------------------------------------------------------

Shares issued for services  2,500,000  $ 2,500  $      -  $      -   $  2,500

Shares issued for cash
at $0.001                   2,750,000    2,750         -         -      2,750

Shares issued for cash
at $0.10                      126,500      127    12,523         -     12,650

Net loss for the year               -        -         -    (9,487)    (9,487)
                            ---------------------------------------------------

Balance, June 30, 2000      5,376,500    5,377    12,523    (9,487)     8,413

Net loss for the year               -        -         -   (23,539)   (23,539)
                            ---------------------------------------------------

Balance, June 30, 2001      5,376,500  $ 5,377  $ 12,523  $(33,026)  $(15,126)

Net loss for the year               -        -         -   (30,763)   (30,763)
                            ---------------------------------------------------

Balance, June 30, 2002      5,376,000  $ 5,377  $ 12,523  $(63,789)  $(45,889)
                            ===================================================



                       SEDONA  SOFTWARE  SOLUTIONS,  INC.
                        (A  Development  Stage  Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)




-----------------------------------------------------------------------

                                                           INCEPTION
                                         YEAR              JULY 14
                                         ENDED             1999 TO
                                       JUNE  30            JUNE 30
                                     2002         2001      2002
                                  ---------------------------------
Cash Flows From Operating Activities
  Net loss for the period             $(30,763)  $(23,539)  $(63,789)

Adjustments To Reconcile
 Net Loss To Net Cash
 Used By Operating Activities
  Accounts payable                       4,352      7,830     12,182
  Advances due to director              25,886      7,877     33,763
                                      --------------------------------
                                          (525)    (7,832)   (17,844)
                                      --------------------------------

Cash Flows From Financing Activity
  Issue of common shares                     -          -     17,900
                                      --------------------------------

(Decrease) Increase In Cash               (525)    (7,832)        56

Cash, Beginning Of Period                  581      8,413          -
                                      --------------------------------

Cash, End Of Period                   $     56   $    581   $     56
=======================================================================

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



1.     NATURE  OF  OPERATIONS


a)     Organization

The  Company  was incorporated in the State of Nevada, U.S.A., on July 14, 1999.

b)     Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.



As shown in the accompanying financial statements, the Company has incurred a net loss of $63,789 for the period from July 14, 1999 (inception) to June 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)



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

e)     Basic  and  Diluted  Loss  Per  Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2002, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                            (Stated in U.S. Dollars)


3.     ADVANCES  DUE  TO  DIRECTOR

Advances due to a director are repayable on demand, interest free and unsecured.


4.     COMMITMENT

i)     Option  Agreement

Pursuant to an agreement, dated April 30, 2000 and amended June 15, 2002, the Company was granted the right to conduct a due diligence review of certain technology known as Autonet Parking Ticket Violation Management System ("Autonet"). On completion of the due diligence and the payment of $400 cash on September 19, 2000, the Company was granted an option to acquire the exclusive ownership rights and interest in the Autonet system. To exercise the option, the Company is required to issue 1,000,000 common shares on or before July 1, 2003 and is further required, as a condition precedent to the exercise of the option, to be listed or quoted for trading on a recognized United States public trading market.

ii)     Licensing,  Development  and  Marketing  Agreement

Pursuant to an agreement, dated February 1, 2001 and amended June 15, 2002, the Company was granted the worldwide license to the Autonet technology expiring July 1, 2003. In addition, the Company is to undertake the funding of a development program expiring September 1, 2003. The total consideration is $48,010 of which $4,010 was paid on execution, and the balance is payable by way of monthly payments of 5% of gross revenues received by the Company with respect to all development technology leased or sold, commencing on the last day of the first month subsequent to the month of the exercise of the option agreement. The full amount is due by September 1, 2004.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Our Officers and Directors and their respective ages as of June 30, 2002 are as follows:


Directors:

Name  of  Director          Age
----------------------      ----
John  E.  Cooper            63          President  and  Director
Andrew  J.  Cooper          39          Director
Gordon  E.  Cooper          37          Director

Executive  Officers:

Name  of  Officer           Age         Office
--------------------        ---         -------
Kathleen  Smith             41          Secretary

Set forth below is a brief description of the background and business experience of Messrs. John E. Cooper, Andrew J. Cooper, Gordon E. Cooper and Kathleen Smith for the past five years.

Mr. John E. Cooper: For the past twenty years, Mr. John Cooper has been involved in both merchant and investment banking activities. These activities have been for his own account and on behalf of various private and public corporate clients.

In 1996, Mr. Cooper developed a structure for the marketing of tax-advantaged investments in the natural resources sector to Canadian taxpayers. In 1997, he co-founded Canada Dominion Resources Corp. which is the promoter of these investments. Canada Dominion Resources Corp. sponsored securities offerings continue to be a major source of oil and gas and mining exploration funding in Canada. Mr. Cooper sold his interest in Canada Dominion in 1998 in order to devote more time to his other business interests.

Since 1997, Mr. Cooper has been the beneficial owner of the world-wide commercial exploitation rights to two medical related Professional Practice
Management software packages. Mr. Cooper has marketed a major portion of his interest in these packages to private software investment firms.

Mr.  Cooper  founded  Sedona  in  1999 and has been Sedona's president since its inception. Also in 1999, Mr. Cooper accepted a position on the Markatech Industries Corp. Advisory Board. Mr. Cooper acts as an investment banking consultant for iDevco Inc., a software development firm which has agreed to develop and host our website.

Mr. Cooper holds a BSc in chemistry from the University of British Columbia, received in 1962, and an MBA in Finance from the Wharton Graduate School, University of Pennsylvania, received in 1975.

Mr. Andrew J. Cooper: Andrew Cooper is a founding partner of the Eccco Management Partnership, a precision geographical mapping firm formed in 1994. The firm's clients include major natural resources based corporations and governments at locations in both Canada and Central America. Mr. Cooper is responsible for data analysis, statistical verification, processing and product output. In addition to these activities, Andrew Cooper has developed and marketed a number of 3-D computer graphic presentations.

Mr. Gordon E. Cooper: Gordon Cooper is a founding partner of the Eccco Management Partnership, a precision geographical mapping firm formed in 1994. The firm's clients include major natural resources based corporations and governments at locations in both Canada and Central America. Mr. Cooper is responsible for the firm's fieldwork, general administration and marketing.

Ms. Kathleen Smith: Ms. Smith had a ten-year involvement in the drapery and fabric industry, both as an employee and the operator of her own firm called Kina's Draperies, prior to retiring 3 years ago. In addition to being our corporate secretary, she holds an unpaid executive position with a not-for-profit organization where she oversees and implements the maintenance and capital budgets of a multi-million dollar sports facility.

Term  of  Office

Our Directors are elected for one-year terms, to hold office until the next annual general meeting of the shareholders, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

                                Number     Transactions   Known  Failures
                                Of  late   Not  Timely    To  File  a
Name and principal position     Reports    Reported       Required  Form
---------------------------     --------   ------------   ---------------
John  E.  Cooper,
President  and  Director           1             0          0

Andrew  J.  Cooper,  Director      1             0          0

Gordon  E.  Cooper,  Director      1             0          0

Kathleen  Smith,  Secretary        1             0          0

ITEM  10.     EXECUTIVE  COMPENSATION.

Summary  Compensation  Table

The table below summarizes the compensation earned for services rendered for the fiscal year ended June 30, 2000, June 30, 2001and June 30, 2002. There has been no compensation earned for service rendered by our named Directors.


--------------------------------------------------------------------------------
                         ANNUAL COMPENSATION       LONG TERM COMPENSATION
                    ----------------------------  ------------------------
                                                                            All
                                           Other          Restric-         Other
                                            Com-          ted               Com-
                                            pen-          Stock             pen-
                                            sa-   Annual  Options/  LTIP    sa-
Name      Title      Year  Salary  Bonus    tion  Awarded SAR's(#)payouts($)tion
----      -----      ----  ------  ------ ------- ------- ------- --------- ----
John E.   Pres. &    2000  $   0   $ 0    $ 0     $ 0     $ 0     $ 0       $ 0
Cooper    Director   2001  $   0   $ 0    $ 0     $ 0     $ 0     $ 0       $ 0
                     2002  $   0   $ 0    $ 0     $ 0     $ 0     $ 0       $ 0

Kathleen Sec. &      2000  $   0   $ 0    $ 0     $ 0     $ 0     $ 0       $ 0
Smith    Treas.      2001  $   0   $ 0    $ 0     $ 0     $ 0     $ 0       $ 0
                     2002  $   0   $ 0    $ 0     $ 0     $ 0     $ 0       $ 0



 Since inception on July 14, 1999, Mr. Andrew Cooper, and Mr. Gordon Cooper have served as directors with neither annual nor long term compensation.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of June 30, 2002, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.


                                           Amount of
Title of  Name and address                 beneficial              Percent of
Class     of beneficial owner              ownership               Class



Common    John E. Cooper                   3,000,000               55.80%
          802 - 2050 Nelson Street,
          Vancouver, B.C.,
          Canada, V6G 1N6

Common    Andrew J. Cooper                   500,000                9.30%
          Mile 18 Upper Squamish Valley Road
          PO Box 1724
          Squamish, B.C.
          Canada, V0N 3G0



Common    Gordon E. Cooper
          2301 Caylay Close
          Whistler, B.C.
          Canada, V0N 1B2                    500,000                9.30%



These percentages are based on 5,376,500 shares of common stock issued and outstanding as of November 16, 2001. Shares owned by John E. Cooper are held under his name as an individual after being transferred to him by of International Mineral Exploration Corporation, a company wholly owned and controlled by John E. Cooper. Mr. Cooper was and remains the beneficial owner of those shares.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

     (1)  Any  of  our  directors  or  officers;
     (2)  Any  person  proposed  as  a  nominee  for  election  as  a  director;
     (3) Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
     (4)  Any  of  our  promoters;
     (5) Any relative or spouse of any of the foregoing persons who has the same house as such person.



ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

a.)     Exhibits

Exhibit
Number     Description
------     -----------

10.1       Fourth  Amendment  to  Licensing,  Development  and
           Marketing  Agreement  (1)
10.2       Fourth  Amendment  to the Document Review and Option Agreement (1)
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)


(1) Provided as an exhibit to this Form 10KSB for the fiscal year ended June 30, 2002.

b.)  Form  8-K

     None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sedona  Software  Solutions,  Inc.

Dated:  September  30,  2002


By:    /s/ John E. Cooper
       ________________________________________
       John E. Cooper
       President, Chief Financial Officer
       (Principal Executive Officer)
       (Principle  Accounting  Officer)

                Certification of the Chief Executive Officer and
                       Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I,  John  E.  Cooper,  certify  that:

1. I have reviewed this annual report on Form 10KSB of Sedona Software Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:  September  30,  2002



                                   By:     /s/ John E. Cooper
                                           ------------------
                                   Name:   John E. Cooper

                                   Title:  Chief Executive Officer, President
                                           Chief Financial Officer