Form 10QSB
period 2002-09-30
SEDONA SOFTWARE SOLUTIONS INC
filed 2002-11-14
CIK 1100131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  September  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period ___________ to


          Commission  File  Number          000-33369
                                            ---------


                         SEDONA SOFTWARE SOLUTIONS, INC.
           ---------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                                           98-0226926
-------------------------------                       -------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

503-1755 ROBSON STREET
VANCOUVER, BRITISH COLUMBIA, CANADA                    V6G 3B7
---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:        (604) 681-6334
                                                       --------------

                                  Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [ ]  Yes    [X]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,376,500 shares of common stock, $0.001 par value outstanding as of November 12, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                        SEDONA  SOFTWARE  SOLUTIONS,  INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



----------------------------------------------------------------------
                                              SEPTEMBER 30    JUNE 30
                                                   2002         2002
----------------------------------------------------------------------

ASSETS

Current
  Cash                                         $     15     $     56
=====================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities     $  5,668     $ 12,182
  Advances due to director (Note 3)              46,144       33,763
                                               ----------------------
                                                 51,812       45,945
                                               ----------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    70,000,000 common shares, par value
     $0.001 per share
    5,000,000 preferred shares, par value
     $0.001 per share

  Issued and outstanding:
    5,376,500 common shares                       5,377        5,377

  Additional paid-in capital                     12,523       12,523

Deficit Accumulated During The Development
 Stage                                          (69,697)     (63,789)
                                               ----------------------
                                                (51,797)     (45,889)
                                               ----------------------

                                               $     15     $     56
=====================================================================

                         SEDONA  SOFTWARE  SOLUTIONS,  INC.
                         (A  Development  Stage  Company)

                          STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------
                                                             PERIOD FROM
                                                                DATE OF
                                                               INCEPTION
                                                                JULY 14
                                      THREE MONTHS ENDED        1999 TO
                                         SEPTEMBER 30        SEPTEMBER 30
                                       2002        2001          2002
-------------------------------------------------------------------------

Expenses
  Consulting fees                    $        -   $        -   $ 2,500
  Option payments                             -           20     4,430
  Professional fees                       5,794        3,172    61,000
  Bank charges and office                    64           26       582
  Transfer fees                              50            -     1,185
                                     ----------------------------------
Net Loss For The Period                   5,908        3,218   $69,697
                                                               ========
Deficit Accumulated During The
 Development Stage, Beginning
 Of Period                               63,789       33,026
                                     ------------------------
Deficit Accumulated During The
 Development Stage, End Of Period    $   69,697   $   36,244
=============================================================

Basic and Diluted Loss Per Share     $    (0.01)  $    (0.01)
=============================================================

Weighted Average Number Of Shares
 Outstanding                          5,376,500    5,376,500
=============================================================


                         SEDONA  SOFTWARE  SOLUTIONS,  INC.
                         (A  Development  Stage  Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-----------------------------------------------------------------------------
                                                                  PERIOD FROM
                                                                    DATE OF
                                                                   INCEPTION
                                                                    JULY 14
                                             THREE MONTHS ENDED     1999 TO
                                                SEPTEMBER 30     SEPTEMBER 30
                                               2002      2001        2002
-----------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss for the period                   $(5,908)  $(3,218)  $(69,697)

Adjustments To Reconcile Net Loss To
 Net Cash Used By Operating Activities
  Accounts payable and accrued liabilities   (6,514)    1,172      5,668
  Advances due to director                   12,381     4,425     46,144
                                            -----------------------------
                                                (41)    2,379    (17,885)
                                            -----------------------------

Cash Flows From Financing Activity
  Issue of common shares                          -         -     17,900
                                            -----------------------------

(Decrease) Increase In Cash                     (41)    2,379         15

Cash, Beginning Of Period                        56       581          -
                                            -----------------------------

Cash, End Of Period                         $    15   $ 2,960   $     15
=========================================================================


                         SEDONA  SOFTWARE  SOLUTIONS,  INC.
                          (A  Development  Stage  Company)

                          STATEMENT OF STOCKHOLDERS' EQUITY

                                 SEPTEMBER 30, 2002
                                     (Unaudited)
                              (Stated in U.S. Dollars)



                                          COMMON STOCK
                                  -----------------------------
                                                     ADDITIONAL
                                                      PAID-IN
                                   SHARES    AMOUNT   CAPITAL    DEFICIT     TOTAL
                                  --------------------------------------------------

Shares issued for services        2,500,000  $ 2,500  $      -  $      -   $  2,500

Shares issued for cash at $0.001  2,750,000    2,750         -         -      2,750

Shares issued for cash at $0.10     126,500      127    12,523         -     12,650

Net loss for the year                     -        -         -    (9,487)    (9,487)
                                  --------------------------------------------------

Balance, June 30, 2000            5,376,500    5,377    12,523    (9,487)     8,413

Net loss for the year                     -        -         -   (23,539)   (23,539)
                                  --------------------------------------------------

Balance, June 30, 2001            5,376,500  $ 5,377  $ 12,523  $(33,026)  $(15,126)

Net loss for the year                     -        -         -   (30,763)   (30,763)
                                  --------------------------------------------------

Balance, June 30, 2002            5,376,000  $ 5,377  $ 12,523  $(63,789)  $(45,889)

Net loss for the period                   -        -         -    (5,908)    (5,908)
                                  --------------------------------------------------

Balance, September 30, 2002       5,376,000  $ 5,377  $ 12,523   (69,697)   (51,797)
                                  ==================================================

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



       BASIS  OF  PRESENTATION

The unaudited financial statements as of September 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2002 audited financial statements and notes thereto.


1.     NATURE  OF  OPERATIONS

a)     Organization

The  Company  was incorporated in the State of Nevada, U.S.A., on July 14, 1999.

b)     Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $69,697 for the period from July 14, 1999 (inception) to September 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

d)     Financial  Instruments

The  Company's  financial  instruments  consist  of  cash.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

e)     Basic  and  Diluted  Loss  Per  Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2002, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


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

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



4.     COMMITMENT  (Continued)

ii)     Licensing,  Development  and  Marketing  Agreement

Pursuant to an agreement, dated February 1, 2001 and amended June 15, 2002, the Company was granted the worldwide license to the Autonet technology expiring July 3, 2003. In addition, the Company is to undertake the funding of a development program expiring September 1, 2003. The total consideration is $48,010 of which $4,010 was paid on execution, and the balance is payable by way of monthly payments of 5% of gross revenues received by the Company with respect to all development technology leased or sold, commencing on the last day of the first month subsequent to the month of the exercise of the option agreement. The full amount is due by September 1, 2004.

Item  2.   Management's  Discussion  and  Analysis  or  Plan  of  Operations

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Licensing:  Upon  the payment of a total of $20, Markatech granted us a full and
----------
exclusive license to Autonet. The license originally expired on September 30, 2001; however, this has been extended to July 1, 2003 to coincide with the extension of the Option Agreement.

Development: Upon entering into the agreement, we paid Markatech $4,000 in order
------------
that they proceed with further product development. Upon the exercise of the Option Agreement, we will pay a total of $44,000 in monthly installments equal to 5% of the gross revenues received by Sedona with respect to any sales of the Autonet development technology. All right, title and interest in the Autonet development technology shall remain the property of Markatech until monthly installments paid by us to Markatech have totaled $44,000.

Marketing:  Rather than pay Markatech for marketing leads, we have agreed to pay
----------
them a 12% commission on all sales of Autonet which they may generate from their leads-list of 18 potential users. We expect that Markatech will generate our initial sales.


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

Product  Overview
-----------------
Autonet is a computerized Parking Violation Management suite of software designed to provide instant information to patrollers about any licensed vehicle in a given region. The Autonet system utilizes a small hand-held computer which fits comfortably in the palm of the officer's hand. The hand-held computer features a user-friendly touch screen operation and built-in accessories. The key difference between Autonet and other computer-based systems is that Autonet allows communication with a central computer center in real time, rather than through a delayed batch entry.

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

Product  Benefits
-----------------
Autonet's  key  benefits  are  its  ability  to:
-     Improve  the  collection  of  outstanding  citations;
-     Increase  the  effectiveness  of  violation  enforcement  procedures;
-     Improve  access  to  information  prior  to  ticketing  a  vehicle;
-     Provide  customized  solutions  to  suit  the  needs  of  each  client;
-     Share  information  gathered  among  different  agencies;
-     Save time and effort through real-time updating at the point of ticketing.

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

Plan  of  Operation
-------------------

Our operational objectives for the next twelve months with respect to Autonet are to position our company as a finely focused software developer and marketer, and commence commercial marketing of Autonet. Our president, John Cooper, is assisting us in meeting our cash requirements and Mr. Cooper has expressed his intention to continue loaning funds to us to maintain our current level of operations until the option agreement with Markatech has been exercised. This is expected to occur before July 1, 2003. Mr. Cooper has loaned us a total of $46,144 as of September 30, 2002. There is no guarantee that Mr. Cooper will continue loaning funds to us in the future.

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


Results  of  Operations

We did not earn any revenues during the period ending September 30, 2002. We do not anticipate earning revenues until such time as we are able to deploy are business marketing strategy which is projected to occur late in the fiscal year ended 2003. As of September 30, 2002, we had cash on hand in the amount of $15. We are presently in the development stage and are being funded by loans from our President and Director. We anticipate that these loans will continue until we are able to achieve revenues from Autonet.

We incurred operating expenses in the amount of $5,908 for the three month period ending September 30, 2002 as compared to $3,218 for the same period ending September 30, 2001. These operating expenses are comprised primarily of professional fees in the amount of $5,794. Most of these fees have been in association with accounting and attorneys fees relating to the ongoing reporting requirements of being a public reporting company. We incurred a loss of $69,697 for the period from date of inception July 14, 1999 to September 30, 2002. Our net loss was attributable entirely to our operating expenses.




ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial

Officer, Mr. John E. Cooper. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART  II  -  OTHER  INFORMATION


Item 1.  Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


Item 2.  Changes  in  Securities

We did not complete any sales of our securities during the fiscal quarter ended September 30, 2002.


Item 3.  Defaults  upon  Senior  Securities

None.


Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2002.


Item 5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

-------------
   Exhibit
    Number                        Description of Exhibit
-------------    ---------------------------------------------------------------

     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEDONA SOFTWARE SOLUTIONS, INC.

Date:    November 13, 2002



By:      /s/ John E. Cooper
        ------------------------------------
        John E. Cooper,
        President and Director
        Chief Executive Officer and Chief Financial Officer
        (Principal Executive Officer)
        (Principal Accounting Officer)

                                 CERTIFICATIONS

I, John E. Cooper, Chief Executive Officer and Chief Executive Officer of Sedona Software Solutions, Inc. (the "Registrant"), certify that;

(1) I have reviewed this quarterly report on Form10-QSB of Sedona Software Solutions, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   /s/ John E. Cooper
Date:   November 13, 2002          ___________________________________
                                   (Signature)
                                   President,
                                   Chief Executive Officer and
                                   Chief Financial Officer
                                   ___________________________________
                                   (Title)