Form 10QSB
period 2002-12-31
SEDONA SOFTWARE SOLUTIONS INC
filed 2003-02-14
CIK 1100131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
          Exchange  Act  of  1934

          For  the  quarterly  period  ended  December  31,  2002

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
          Act  of  1934

          For  the  transition  period                  to


          Commission  File  Number          000-33369
                                            ---------


                         SEDONA SOFTWARE SOLUTIONS, INC.

          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                                     98-0226926
-----------------------------------             ---------------------
(State  or  other  jurisdiction  of             (IRS  Employer
incorporation  or  organization)                Identification  No.)


503-1755  ROBSON  STREET
VANCOUVER,  BRITISH  COLUMBIA,  CANADA          V6G  3B7
--------------------------------------------    --------
(Address  of  principal  executive  offices)    (Zip Code)

Issuer's  telephone  number,
 including  area  code:                         (604)  681-6334
                                                ---------------

                                Not  Applicable
                                ---------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  X  ]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,376,500 shares of common stock, $0.001 par value outstanding as of December 31, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2002 are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



----------------------------------------------------------------
                                    DECEMBER 31    JUNE 30
                                       2002          2002
----------------------------------------------------------------

ASSETS

Current
  Cash                               $      -   $     56
=========================================================
LIABILITIES

Current
  Accounts payable and
  accrued liabilities                $ 10,148   $ 12,182
  Advances due to director (Note 3)    46,144     33,763
                                     --------------------
                                       56,292     45,945
                                     --------------------


STOCKHOLDERS' DEFICIENCY

Share Capital
  Authorized:
  70,000,000 common shares,
  par value $0.001 per share
  5,000,000 preferred shares,
  par value $0.001 per share

  Issued and outstanding:
  5,376,500 common shares               5,377      5,377

  Additional paid-in capital           12,523     12,523

Deficit Accumulated During
The Development Stage                 (74,192)   (63,789)
                                     --------------------

                                      (56,292)   (45,889)
                                     --------------------

                                     $      -   $     56
=========================================================

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                                STATEMENT OF LOSS
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                                                         PERIOD FROM
                                                                            DATE OF
                                                                           INCEPTION
                                                                            JULY 14
                           THREE MONTHS ENDED     SIX MONTHS ENDED          1999 TO
                                DECEMBER 31            DECEMBER 31        DECEMBER 31
                            2002         2001         2002         2001       2002
                           ------------------------------------------------------------

Expenses
  Consulting fees          $        -   $        -   $        -   $        -   $ 2,500
  Option payments                   -            -            -           20     4,430
  Professional fees             4,433       11,504       10,227       14,676    65,433
  Bank charges and office          17           41           81           67       599
  Transfer fees                    45            -           95            -     1,230
                           ------------------------------------------------------------
Net Loss For The Period    $    4,495   $   11,545   $   10,403   $   14,763   $74,192
                           ============================================================
Basic and Diluted
 Loss Per Share            $    (0.01)  $    (0.01)  $    (0.01)  $    (0.01)
=============================================================================
Weighted Average Number
Of Shares Outstanding       5,376,000    5,376,000    5,376,000    5,376,500
=============================================================================

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                                                       PERIOD FROM
                                                                          DATE OF
                                                                         INCEPTION
                                                                           JULY 14
                               THREE MONTHS ENDED     SIX MONTHS ENDED     1999 TO
                                   DECEMBER 31           DECEMBER 31     DECEMBER 31
                                 2002      2001       2002       2001       2002
                               --------------------------------------------------------

Cash Flows From Operating
Activities
  Net loss for the period        $(4,495)  $(11,545)  $(10,403)  $(14,763)  $(74,192)

Adjustments To Reconcile Net
 Loss To Net Cash Used By
 Operating Activities
  Accounts payable and
   accrued liabilities           4,480      2,505     (2,034)     3,677     10,148
  Advances due to director           -      7,000     12,381     11,425     46,144
                               ----------------------------------------------------
                                   (15)    (2,040)       (56)       339    (17,900)
                               ----------------------------------------------------

Cash Flows From
Financing Activity
  Issue of common shares             -          -          -          -     17,900
                               ----------------------------------------------------
(Decrease)
 Increase In Cash                  (15)    (2,040)       (56)       339          -

Cash,
 Beginning Of Period                15      2,960         56        581          -
                               ----------------------------------------------------

Cash
 (Bank Indebtedness),
 End Of Period                 $     -   $    920   $      -   $    920   $      -
===================================================================================


                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                COMMON STOCK
                        ----------------------------
                                           ADDITIONAL
                                           PAID-IN
                        SHARES    AMOUNT   CAPITAL    DEFICIT     TOTAL
                       --------------------------------------------------
Shares issued for
services               2,500,000  $ 2,500  $      -  $      -   $  2,500

Shares issued for
cash at $0.001 (tout)  2,750,000    2,750         -         -      2,750

Shares issued for
cash at $0.10 (tout)     126,500      127    12,523         -     12,650

Net loss for
the year                       -        -         -    (9,487)    (9,487)
                       --------------------------------------------------

Balance,
June 30, 2000          5,376,500    5,377    12,523    (9,487)     8,413

Net loss for
the year                       -        -         -   (23,539)   (23,539)
                       --------------------------------------------------

Balance,
June 30, 2001          5,376,500    5,377    12,523   (33,026)   (15,126)

Net loss for
the year                       -        -         -   (30,763)   (30,763)
                       --------------------------------------------------

Balance,
June 30, 2002          5,376,000    5,377    12,523   (63,789)   (45,889)

Net loss for
the period                     -        -         -   (10,403)   (10,403)
                       --------------------------------------------------

Balance,
December 31, 2002      5,376,000  $ 5,377  $ 12,523  $(74,192)  $(56,292)
                       ==================================================


                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


BASIS  OF  PRESENTATION

The unaudited financial statements as of December 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2002 audited financial statements and notes thereto.


1.     NATURE  OF  OPERATIONS

a)     Organization

The  Company  was incorporated in the State of Nevada, U.S.A., on July 14, 1999.

b)     Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $74,192 for the period from July 14, 1999 (inception) to December 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

e)     Basic  and  Diluted  Loss  Per  Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2002, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


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

                         SEDONA SOFTWARE SOLUTIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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


5.     SUBSEQUENT  EVENT

Subsequent to December 31, 2002, the Company entered into a letter of intent, dated January 14, 2003, with Renaissance Mining Corp. ("Renaissance"), a private corporation based in Boulder, Colorado, U.S.A., to acquire 100% of the issued common shares of Renaissance. To undertake this transaction, the Company would have issued one share of the Company for each share of stock of Renaissance. On February 4, 2003, Renaissance provided written notice terminating the letter of intent.

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

Plan  of  Operation
-------------------

Our operational objectives for the next twelve months with respect to Autonet are to position our company as a finely focused software developer and marketer, and commence commercial marketing of Autonet. Our president, John Cooper, is assisting us in meeting our cash requirements and Mr. Cooper has expressed his intention to continue loaning funds to us to maintain our current level of operations until the option agreement with Markatech has been exercised. This is expected to occur before July 1, 2003. Mr. Cooper has loaned us a total of $46,144 as of December 31, 2002. There is no guarantee that Mr. Cooper will continue loaning funds to us in the future.

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

Over the next three quarters, we expect that our company's day-to-day operations will continue to be conducted from corporate facilities owned by John Cooper, our president. Also, during this period direct costs to our company will continue to be funded by loans from Mr. Cooper. We estimate these direct costs amount to approximately $5,000 per fiscal quarter and they will continue until such time that we begin to generate revenues from the Autonet system.
                                       6

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


Results  of  Operations

We did not earn any revenues during the period ending December 31, 2002. We do not anticipate earning revenues until such time as we are able to deploy are business marketing strategy which is projected to occur late in the fiscal year ended June 30, 2003. As of December 31, 2002, we had no cash on hand. We are presently in the development stage and are being funded by loans from our President and Director. We anticipate that these loans will continue until we are able to achieve revenues from Autonet.

We incurred operating expenses in the amount of $4,495 for the three month period ending December 31, 2002 as compared to $11,545 for the same period ending December 31, 2001. These operating expenses for three months period ended December 31, 2002 are comprised primarily of professional fees in the amount of $4,433. Most of these fees have been in association with accounting and attorneys fees relating to the ongoing reporting requirements of being a public reporting company. We incurred a loss of $74,192 for the period from date of inception July 14, 1999 to December 31, 2002. Our net loss was attributable entirely to our operating expenses.

On January 14, 2003, Sedona Software Solutions, Inc. entered into a Letter of Intent with Renaissance Mining Corp. ("Renaissance"), a private corporation based in Boulder, Colorado, U.S.A., to acquire 100% of the issued common shares of Renaissance. The proposed acquisition of Renaissance would have had a significant impact on the financial position and business operation of Sedona. However, on February 4, 2003, Renaissance Mining Corp. terminated the Letter of Intent citing regulatory concerns.

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

PART  II  -  OTHER  INFORMATION


Item  1.  Legal  Proceedings

We  are  not  a  party  to  any  material  legal  proceedings.

Item  2.  Changes  in  Securities

We did not complete any sales of our securities during the fiscal quarter ended December 31, 2002.


Item  3.  Defaults  upon  Senior  Securities

None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended December 31, 2002.


Item  5.  Other  Information


The Securities and Exchange Commission announced the temporary suspension, pursuant to Section 12(k) of the Securities Exchange Act of 1934 ("Exchange Act"), of trading of the securities of Sedona Software Solutions, Inc. (stock symbol SSSI) of Vancouver, Canada, at 3:00 p.m. EST on January 29, 2003.

The Commission suspended trading in the securities of Sedona Software Solutions, Inc. because of questions concerning the accuracy and completeness of information about Sedona on Internet websites, in press releases, and in other sources publicly available to investors concerning, among other things, Sedona's planned merger with Renaissance Mining Corp. ("Renaissance"), which was pending at that time but has since been terminated.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

--------
Exhibit
Number    Description of Exhibit
--------  ---------------------------------------------------------------------
99.1
          Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEDONA  SOFTWARE  SOLUTIONS,  INC.

Date:     February  10,  2003



By:  /s/ John  E.  Cooper
     -------------------------------
     John  E.  Cooper,
     President  and  Director
     Chief  Executive  Officer  and  Chief  Financial  Officer
     (Principal  Executive  Officer)
     (Principal  Accounting  Officer)

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


Date:   February  10,  2003        /s/ John  E.  Cooper
                                   ___________________________________
                                   (Signature)
                                   President,
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer
                                   ___________________________________
                                   (Title)