Form 10QSB
period 2003-03-30
SEDONA SOFTWARE SOLUTIONS INC
filed 2003-08-27
CIK 1100131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 30, 2003

[ ]     Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period____________ to

Commission File Number        000-33369

SEDONA SOFTWARE SOLUTIONS, INC.
(Exact name of small Business Issuer as specified in its charter)

NEVADA                        98-0226926
(State or other jurisdiction of                     (IRS Employer Identification No.)
incorporation or organization)

503-1755 ROBSON STREET
VANCOUVER, BRITISH COLUMBIA, CANADA        V6G 3B7
(Address of principal executive offices)           (Zip Code)

Issuer’s telephone number, including area code:        (604) 681-6334

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,376,500 shares of common stock, $0.001 par value outstanding as of July 15, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.        Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

2

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

F-1

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31	JUNE 30
	2003	2002

ASSETS

Current
Cash	$45	$56

LIABILITIES

Current
Accounts payable and accrued liabilities	$8,837	$12,182
Advances due to director (Note 3)	11,224	33,763
	20,061	45,945

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
70,000,000 common shares, par value $0.001 per share
5,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
5,376,500 common shares	5,377	5,377

Additional paid-in capital	58,667	12,523

Deficit Accumulated During The Development Stage	(84,060)	(63,789)
	(20,016)	(45,889)

	$45	$56

F-2

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

STATEMENT OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					INCEPTION
					JULY 14
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31		MARCH 31
	2003	2002	2003	2002	2003

Expenses
Consulting fees	$-	$-	$-	$-	$2,500
Option payments	-	-	-	20	4,430
Professional fees	9,306	11,561	19,533	26,237	74,739
Bank charges and office	472	16	553	83	1,071
Transfer fees	90	955	185	955	1,320

Net Loss For The Period	$9,868	$12,532	$20,271	$27,295	$84,060

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	5,376,000	5,376,000	5,376,000	5,376,500

F-3

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					DATE OF
					INCEPTION
					JULY 14
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31		MARCH 31
	2003	2002	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(9,868)	$(12,532)	$(20,271)	$(27,295)	$(84,060)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	(1,311)	3,180	(3,345)	6,857	8,837
Advances due to director	11,224	9,335	23,605	20,760	57,368
	45	(17)	(11)	322	(17,855)

Cash Flows From Financing Activity
Issue of common shares	-	-	-	-	17,900

Increase (Decrease) In Cash	45	(17)	(11)	322	45

Cash, Beginning Of Period	-	920	56	581	-

Cash, End Of Period	$45	$903	$45	$903	$45

F-4

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

MARCH 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK

			ADDITIONAL
			PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for services	2,500,000	$2,500	$-	$-	$2,500
Shares issued for cash at $0.001	2,750,000	2,750	-	-	2,750
Shares issued for cash at $0.10	126,500	127	12,523	-	12,650
Net loss for the year	-	-	-	(9,487)	(9,487)

Balance, June 30, 2000	5,376,500	5,377	12,523	(9,487)	8,413

Net loss for the year	-	-	-	(23,539)	(23,539)

Balance, June 30, 2001	5,376,500	5,377	12,523	(33,026)	(15,126)

Net loss for the year	-	-	-	(30,763)	(30,763)

Balance, June 30, 2002	5,376,000	5,377	12,523	(63,789)	(45,889)

Advances due to director forgiven	-	-	46,144	-	46,144
Net loss for the period	-	-	-	(20,271)	(20,271)

Balance, March 31, 2003	5,376,000	$5,377	$58,667	$(84,060)	$(20,016)

F-5

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2002 audited financial statements and notes thereto.

1.    NATURE OF OPERATIONS

a)    Organization

The Company was incorporated in the State of Nevada, U.S.A., on July 14, 1999.

b)    Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $84,060 for the period from July 14, 1999 (inception) to March 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

F-6

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality, and within the framework of the significant accounting policies summarized below:

a)    Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

b)    Option Payments and Development Costs

The Company expenses all costs related to the maintenance of the option in which it has secured the rights to the ownership of certain technology known as Autonet Parking Ticket Violation Management System (“Autonet”). To date, the Company has not established the commercial feasibility of its Autonet technology, therefore, all option maintenance and development costs are being expensed.

c)    Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting For Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion, or all if a deferred tax asset, will not be realized, a valuation allowance is recognized.

d)    Financial Instruments

The Company’s financial instruments consist of cash, and accounts payable and accrued liabilities.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

F-7

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)    Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2003, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.    ADVANCES DUE TO DIRECTOR

Advances due to a director are repayable on demand, interest free and unsecured. During January 2003, the director forgave payment of $46,144 due to him. Accordingly, $46,144, representing the balance owed to him has been transferred to additional paid-in capital.

Subsequent to March 31, 2003, the Company has received $19,621 in additional advances from a director.

4.    COMMITMENT

i)    Option Agreement

Pursuant to an agreement, dated April 30, 2000 and amended June 15, 2002, the Company was granted the right to conduct a due diligence review of certain technology known as Autonet Parking Ticket Violation Management System (“Autonet”). On completion of the due diligence and the payment of $400 cash on September 19, 2000, the Company was granted an option to acquire the exclusive ownership rights and interest in the Autonet system. To exercise the option, the Company is required to issue 1,000,000 common shares on or before July 1, 2003 and is further required, as a condition precedent to the exercise of the option, to be listed or quoted for trading on a recognized United States public trading market. Subsequent to March 31, 2003, the option was not exercised and has expired.

F-8

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

4.    COMMITMENT (Continued)

ii)    Licensing, Development and Marketing Agreement

Pursuant to an agreement, dated February 1, 2003 and amended June 15, 2002, the Company was granted the worldwide license to the Autonet technology expiring July 1, 2003. Subsequent to March 31, 2003, this license expired and the Company terminated the balance of this agreement relating to Development Technology and Marketing.

5.    TERMINATED ACQUISITION

During the period, the Company entered into a letter of intent, dated January 14, 2003, with Renaissance Mining Corp. (“Renaissance”), a private corporation based in Boulder, Colorado, U.S.A., to acquire 100% of the issued common shares of Renaissance. To undertake this transaction, the Company would have issued one share of the Company for each share of stock of Renaissance. On February 4, 2003, Renaissance provided written notice terminating the letter of intent.

F-9

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

Overview

We were incorporated on July 14, 1999 under the laws of the state of Nevada. We commenced business operations in February 2001.

We were a development stage company that possessed a license to use technology known as the Autonet Parking Violation Management suite of software, also known as the Autonet system or Autonet. Autonet is a computerized motor vehicle ticket information system designed to provide instant information to its users. This device is designed to be used by private parking companies, cities, municipalities, county, state or provincial parking enforcement agencies, and the like, to supply information about licensed vehicles.

We had the right to acquire Autonet from Markatech Industries Corp. under an option agreement. Markatech is the owner and developer of the Autonet Parking Violation Management system software and is a Vancouver, Canada, based technologies firm. Additionally, we entered into a Licensing, Development and Marketing Agreement under which Markatech was to continue developing the Autonet system to meet the requirements of the current market-dictated digital communications environment. Currently, our option to acquire all rights, title, and interest in Autonet expired on July 1, 2003. We no longer have any agreement with Markatech. We are in the process of evaluating other business interests.

Autonet Option Agreement

On April 30, 2000, Markatech Industries Corporation granted us an option to acquire all rights, title and interest in Autonet. The option was to expire on September 30, 2001; however, the option agreement was amended to extend the expiration date to July 1, 2003.

Under the terms of the option agreement and the amendments negotiated between ourselves and Markatech, we possessed an option to acquire all right, title and interest in Autonet provided we paid $410 and issued to Markatech 1,000,000 shares of our common stock at the time of closing. Closing was to occur prior to July 1, 2003. A condition precedent to us closing this transaction is that our common shares must be listed or quoted for trading on a recognized United States public trading market.

3

Our company began trading on the NASDAQ-OTCBB US exchange on March 23, 2002, thus fulfilling the material requirement of this agreement. Nonetheless, we decided not to exercise our option with Markatech and instead extended our option agreement in June 2002. Due to market changes in the digital communications environment, Markatech has been delayed in adjusting the Autonet system to the current state of technology existing in the market today. Under our Licensing, Development and Marketing Agreement, Markatech was required to meet certain performance requirements with regard to the Autonet system before we will exercise our option. Due to these performance delays, we have not exercised our option or issued shares to Markatech. As a result, our option to acquire all rights, title and interest in Autonet expired July 1, 2003.

Plan of Operation
We currently have no business activities. Our option to acquire all rights, title and interest in Autonet expired July 1, 2003. Our plan of operations is to identify and evaluate other businesses and technology opportunities and make arrangements to acquire one that is consistent with our expertise and income needs.

We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify technology or businesses for acquisition, we will require additional financing in order to enable us to complete the acquisition. However, we can provide no assurance that if we pursue additional financing we will receive any financing.

We currently have forecasted the expenditure of approximately $20,000 during the next six to twelve months in order to remain in compliance with the reporting requirements of the Securities Exchange Act of 1934 and to identify additional businesses and technology for acquisition. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired and we may lose our listing on the over-the-counter bulletin board. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market. If we are successful and identify a business or technology to acquire, we will need additional financing to complete this acquisition.

We do not anticipate purchasing any real property or significant equipment during the next 12 months.

At the present time we have no employees other than our sole officer and director, Mr. Jack E. Cooper. We do not anticipate hiring any employees until such time as we are able acquire any additional businesses and/or technology.

Results of Operations

We did not earn any revenues during the three or nine month period ending March 31, 2003.

We incurred expenses in the amount of $9,868 for the three months ended March 31, 2003, compared to expenses of $12,532 for the three months ended March 31, 2002. We incurred expenses in the amount of $20,271 for the nine months ended March 31, 2003, compared to expenses of $27,295 for the nine months ended March 31, 2002. Our expenses for the three and nine months ended March 31, 2003 were primarily attributable to paying professional fees. We incurred $9,306 in professional fees for the three months ended March 31, 2003 and $19,533 in professional fees for the nine months ended March 31, 2003. We anticipate our operating expenses will increase as we undertake our plan of

4

operations.

We incurred a loss of $9,868 for the three months ended March 31, 2003, compared to a loss of $12,532 for the three months ended March 31, 2002. We incurred a loss of $20,271 for the nine months ended March 31, 2003, compared to a loss of $27,295 for the nine months ended March 31, 2002. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of March 31, 2003, we had cash in the amount of $45, compared to cash of $56 as of June 30, 2002. We had a working capital deficit of $20,016 as of March 31, 2003, compared to a working capital deficit in the amount of $45,889 as of June 30, 2002. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 3.     CONTROLS AND PROCEDURES.
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. John E. Cooper. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are aware that a formal order of investigation by the SEC has been entered in the matter titled "Sedona Software Solutions, Inc. / HO-9634." In accordance with this investigation, Mr. John E. Cooper, our Chief Executive and Financial Officer, was subpoenaed to testify before the SEC in regard to this matter.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 30, 2003.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 30, 2003. We have not filed any Current Reports on Form 8-K since March 30, 2003.

6

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEDONA SOFTWARE SOLUTIONS, INC.

Date:     August 26, 2003

/s/ John E. Cooper
By:
   John E. Cooper,
    President and Director
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Accounting Officer)

CERTIFICATIONS

I, John E. Cooper, Chief Executive Officer and Chief Executive Officer of Sedona Software Solutions, Inc. (the “Registrant”), certify that;

1.      I have reviewed this quarterly report on Form10-QSB of Sedona Software Solutions, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

  a)     designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)     evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

  c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

  a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

  b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the
          Registrant’s internal controls; and
6.     The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  John E. Cooper

Date: August 26, 2003       ___________________________________
(Signature)
President,
Chief Executive Officer and
Chief Financial Officer
___________________________________
(Title)