Form 10KSB
period 2003-06-30
SEDONA SOFTWARE SOLUTIONS INC
filed 2003-09-10
CIK 1100131

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]      Annual Report Pursuant To Section 13 or 15(D) Of The Securities Exchange Act Of 1934
             For the fiscal year ended June 30, 2003

[ ]   Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER              000-33369

                        SEDONA SOFTWARE SOLUTIONS, INC.
               (Name of small business issuer in its charter)

Nevada                                                                                                           98-0226926
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

503-1755 Robson Street
Vancouver, British Columbia, Canada   V6G 3B7
(Address of principal executive offices)     (Zip Code)

(604) 681-6334
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.
Securities registered under Section 12(g) of the Exchange Act: 70,000,000 shares of common stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
$23,765.00 as of September 4, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
5,376,500 common shares are outstanding as of July 15, 2003.

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

We had the right to acquire Autonet from Markatech Industries Corp. under an option agreement. Markatech is the owner and developer of the Autonet Parking Violation Management system software and is a Vancouver, Canada, based technologies firm. Additionally, we entered into a Licensing, Development and Marketing Agreement under which Markatech was to continue developing the Autonet system to meet the requirements of the current market-dictated digital communications environment. Our option to acquire all rights, title, and interest in Autonet expired on July 1, 2003 as did the licensing portion of the Licensing, Development and Marketing Agreement. Consequently, we terminated the remaining portions of that agreement. We no longer have any agreement with Markatech. We are in the process of evaluating other business interests.

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

Our company began trading on the NASD-OTCBB US exchange on March 23, 2002, thus fulfilling the material requirement of this agreement. Nonetheless, we decided not to exercise our option with Markatech and instead extended our option agreement in June 2002. Due to market changes in the digital communications environment, Markatech has been delayed in adjusting the Autonet system to the current state of technology existing in the market today. Under our Licensing, Development and Marketing Agreement, Markatech was required to meet certain performance requirements with regard to the Autonet system before we would exercise our option. Due to these performance delays, we did not exercised our option or issued shares to Markatech. As a result, our option to acquire all rights, title and interest in Autonet expired July 1, 2003.

Significant Employees

We have no significant employees other than our sole officer and director of the company.

Research and Development

We have incurred no research and development expenditures during the fiscal year ended June 30, 2003.

Subsidiaries

We do not have any subsidiaries.

Trademarks and Intellectual Property

Currently, we do not own, either legally or beneficially, any patent or trademark. Our option to acquire all rights, title, and interest in Autonet expired on July 1, 2003.

ITEM 2.    DESCRIPTION OF PROPERTY.

We do not lease or own any real estate property. At the present time, we are headquartered at our President John E. Cooper's office.

ITEM 3.    LEGAL PROCEEDINGS.

We are aware that a formal order of investigation by the SEC has been entered in the matter titled "Sedona Software Solutions, Inc. / HO-9634." In accordance with this investigation, Mr. John E. Cooper, our Chief Executive and Financial Officer, was subpoenaed to testify before the SEC in regard to this matter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fiscal year ended June 30, 2003.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

Market Information

Our common stock is quoted on the pink sheets, under the trading symbol SSSI.PK. The following table lists the high and low sales prices for our common stock during the last two quarters of the fiscal year ended June 30, 2003:
        High Sales      Low Sales
Price   Price
Three month period ended March 31, 2003                                                             $2.30           $0.25
Three month period ended June 30, 2003                                             $0.75      $0.05

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

The Commission suspended trading of our securities because of questions concerning the accuracy and completeness of information about us on Internet websites, in press releases, and in other sources publicly available to investors concerning, among other things, our planned merger with Renaissance Mining Corp. ("Renaissance"), which was pending at that time but has since been terminated.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Common Stock

As of June 30, 2003, there were 16 record holders of our common stock.

Recent Sales of Unregistered Securities

None.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.    We would not be able to pay our debts as they become due in the usual course of business; or

2.    Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

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

We currently have forecasted the expenditure of approximately $20,000 during the next six to twelve months in order to remain in compliance with the reporting requirements of the Securities Exchange Act of 1934 and to identify additional businesses and technology for acquisition. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market. If we are successful and identify a business or technology to acquire, we will need additional financing to complete this acquisition.

We do not anticipate purchasing any real property or significant equipment during the next 12 months.

At the present time we have no employees other than our sole officer and director, Mr. John E. Cooper. We do not anticipate hiring any employees until such time as we are able acquire any additional businesses and/or technology.
.

Results of Operations

We did not earn any revenues during the three or nine month period ending June 30, 2003.

We incurred expenses in the amount of $20,863 for the fiscal year ended June 30, 2003, compared to expenses of $30,763 for the fiscal year ended June 30, 2002. Our expenses for the fiscal year ended June 30, 2003 were primarily attributable to paying professional fees. We incurred $19,533 in professional fees for the fiscal year ended June 30, 2003. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss of $20,868 for the fiscal year ended June 30, 2003, compared to a loss of $30,763 for the fiscal year ended June 30, 2002. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of June 30, 2003, we had cash in the amount of $27, compared to cash of $56 as of June 30, 2002. We had a working capital deficit of $20,608 as of June 30, 2003, compared to a working capital deficit in the amount of $45,889 as of June 30, 2002. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 7.     FINANCIAL STATEMENTS.

The following financial statements, financial statement schedules and supplementary date are included:

F-1        Independent Auditors’ Report

Audited Financial Statements:

F-2        Balance Sheet – June 30, 2003 and June 30, 2002

F-3        Statement of Loss - Years Ended June 30, 2003 and June 30, 2002

F-4        Statement of Cash Flows - Years Ended June 30, 2003 and June 30, 2002

F-5        Statement of Changes in Stockholders’ Deficiency - Years Ended June 30, 2003 and June 30, 2002

F-6        Notes to Consolidated Financial Statements

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002
(Stated in U.S. Dollars)

AUDITORS' REPORT

To the Stockholders of
Sedona Software Solutions, Inc.
(A development stage company)

We have audited the balance sheets of Sedona Software Solutions, Inc. (a development stage company) as at June 30, 2003 and 2002, and the statements of loss, cash flows, and stockholders’ deficiency for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2003 and 2002, and the results of its operations and cash flows for the years indicated in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company incurred a net loss of $84,315 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.   “Morgan & Company”

August 14, 2003                        Chartered Accountants

Tel: (604) 687-5841                        P.O. Box 10007 Pacific Centre
Fax: (604)687-0075                        Suite 1488-700 West Georgia Street
www.morgan-cas.com                                           Vancouver, B.C. V7Y 1A1

F-1

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	JUNE 30
	2003	2002

ASSETS

Current
Cash	$27	$56

LIABILITIES

Current
Accounts payable and accrued liabilities	$9,206	$12,182
Advances due to director (Note 3)	11,429	33,763

	20,635	45,945

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
70,000,000 common shares, par value $0.001 per share
5,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
5,376,500 common shares	5,377	5,377

Additional paid-in capital	58,667	12,523

Deficit Accumulated During The Development Stage	(84,652)	(63,789)

	(20,608)	(45,889)

	$27	$56

F-2

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

STATEMENTS OF LOSS
(Stated in U.S. Dollars)

	YEARS ENDED JUNE 30		PERIOD FROM DATE OF INCEPTION JULY 14 1999 TO JUNE 30, 2003
	2003	2002

Expenses
Consulting fees	$-	$-	$2,500
Option payments	-	20	4,430
Professional fees	19,533	29,507	74,739
Bank charges and office	930	101	1,448
Transfer fees	400	1,135	1,535

Net Loss For The Year	$20,863	$30,763	$84,652

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	5,376,000	5,376,500

F-3

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEARS ENDED JUNE 30
	2003	2002	PERIOD FROM DATE OF INCEPTION JULY 14 1999 TO JUNE 30 2003

Cash Flows From Operating Activities
Net loss for the year	$(20,863)	$(30,763)	$(84,652)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	(2,976)	4,352	9,206
Advances due to director	23,810	25,886	57,573

	(29)	(525)	(17,873)

Cash Flows From Financing Activity
Issue of common shares	-	-	17,900

Increase (Decrease) In Cash	(29)	(525)	27

Cash, Beginning Of Year	56	581	-

Cash, End Of Year	$27	$56	$27

F-4

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

JUNE 30, 2003
(Stated in U.S. Dollars)

		COMMON STOCK

	SHARES	AMOUNT	ADDITIONAL PAID-IN-CAPITAL	DEFICIT	TOTAL

Shares issued for services	2,500,000	$2,500	$-	$-	$$2,500
Shares issued for cash at $0.001	2,750,000	2,750	-	-	2,750
Shares issued for cash at $0.10	126,500	127	12,523	-	12,650
Net loss for the year	-	-	-	(9,487)	(9,487)

Balance, June 30, 2000	5,376,500	5,377	12,523	(9,487)	8,413

Net loss for the year	-	-	-	(23,539)	(23,539)

Balance, June 30, 2001	5,376,500	5,377	12,523	(33,026)	(15,126)

Net loss for the year	-	-	-	(30,763)	(30,763)

Balance, June 30, 2002	5,376,000	5,377	12,523	(63,789)	(45,889)

Advances due to director forgiven	-	-	46,144	-	46,144
Net loss for the year	-	-	-	(20,863)	(20,863)

Balance, June 30, 2003	5,376,000	$5,377	$58,667	$(84,652)	$(20,608)

F-5

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002
(Stated in U.S. Dollars)

1.    NATURE OF OPERATIONS

 a)    Organization

  The Company was incorporated in the State of Nevada, U.S.A., on July 14, 1999.

 b)   Going Concern

 The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

 As shown in the accompanying financial statements, the Company has incurred a net loss of $84,652 for the period from July 14, 1999 (inception) to June 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

JUNE 30, 2003 AND 2002
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

e)    Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2003, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

F-7

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002
(Stated in U.S. Dollars)

3.    ADVANCES DUE TO DIRECTOR

Advances due to a director are repayable on demand, interest free and unsecured. During January 2003, the director forgave payment of $46,144 due to him. Accordingly, $46,144, representing the balance owed to him has been transferred to additional paid-in capital.

Subsequent to June 30, 2003, the Company has received $19,621 in additional advances from a director.

4.    COMMITMENT

i)    Option Agreement

Pursuant to an agreement, dated April 30, 2000 and amended June 15, 2002, the Company was granted the right to conduct a due diligence review of certain technology known as Autonet Parking Ticket Violation Management System (“Autonet”). On completion of the due diligence and the payment of $400 cash on September 19, 2000, the Company was granted an option to acquire the exclusive ownership rights and interest in the Autonet system. To exercise the option, the Company is required to issue 1,000,000 common shares on or before July 1, 2003 and is further required, as a condition precedent to the exercise of the option, to be listed or quoted for trading on a recognized United States public trading market. Subsequent to June 30, 2003, the option was not exercised and has expired.

ii)    Licensing, Development and Marketing Agreement

Pursuant to an agreement, dated February 1, 2003 and amended June 15, 2002, the Company was granted the worldwide license to the Autonet technology expiring July 1, 2003. Subsequent to June 30, 2003, this license expired and the Company terminated the balance of this agreement relating to Development Technology and Marketing.

5.    TERMINATED ACQUISITION

During the year, the Company entered into a letter of intent, dated January 14, 2003, with Renaissance Mining Corp. (“Renaissance”), a private corporation based in Boulder, Colorado, U.S.A., to acquire 100% of the issued common shares of Renaissance. To undertake this transaction, the Company would have issued one share of the Company for each share of stock of Renaissance. On February 4, 2003, Renaissance provided written notice terminating the letter of intent.

F-8

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants on accounting and financial disclosures.

ITEM 8A.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive and Financial Officer, to allow timely decisions regarding required disclosure.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS;COMPLIANCE WITH SECTION
                              16(A) OF THE EXCHANGE ACT.

The name, age, and offices of the sole Director and executive officer of the Company are set forth below:

Name	Age	Position with the Company

John E. Cooper	64	Chief Executive Officer, Chief Financial Officer, and Director

Effective as of January 3, 2003, Andrew J, Cooper and Gordon E. Cooper submitted their resignations as directors of the Company. Also effective as of January 3, 2003, Kathleen Smith submitted her resignation as an officer of the Company. On April 1, 2003, John E. Cooper submitted his resignation as Director, President, and CEO of the Company.

On July 28, 2003, John E. Cooper was reappointed by a written consent of a majority of the shareholders as the sole member of our board of directors. Also on that same date, Mr. Cooper was appointed our Chief Executive and Financial Officer by the board of directors.

Set forth below is a brief description of the background and business experience of John E. Cooper for the past five years.

Mr. John E. Cooper: Mr. Cooper founded Sedona in 1999 and has been Sedona’s president and a member of the board of directors from inception until April 1, 2003 when he submitted his resignation. On July 28, 2003, Mr. Cooper was reappointed as Director, Chief Executive Officer, and Chief Financial Officer.

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

Former Officers and Directors

Mr. Andrew J. Cooper: On January 3, 2003, Andrew J, Cooper submitted his resignation as a director of the Company. Andrew Cooper is a founding partner of the Eccco Management Partnership, a precision geographical mapping firm formed in 1994. The firm’s clients include major natural resources based corporations and governments at locations in both Canada and Central America. Mr. Cooper is responsible for data analysis, statistical verification, processing and product output. In addition to these activities, Andrew Cooper has developed and marketed a number of 3-D computer graphic presentations.

Mr. Gordon E. Cooper: On January 3, 2003, Gordon E. Cooper submitted his resignation as a director of the Company. Gordon Cooper is a founding partner of the Eccco Management Partnership, a precision geographical mapping firm formed in 1994. The firm’s clients include major natural resources based corporations and governments at locations in both Canada and Central America. Mr. Cooper is responsible for the firm’s fieldwork, general administration and marketing.

Ms. Kathleen Smith: On January 3, 2003, Kathleen Smith submitted her resignation as an officer of the Company. Ms. Smith had a ten-year involvement in the drapery and fabric industry, both as an employee and the operator of her own firm called Kina’s Draperies, prior to retiring 3 years ago. Ms. Smith also worked as an unpaid executive position with a not-for-profit organization where she oversees and implements the maintenance and capital budgets of a multi-million dollar sports facility.

Term of Office

Our Directors are elected for one-year terms, to hold office until the next annual general meeting of the shareholders, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the fiscal year ended June 30, 2003:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
John E. Cooper Chief Executive Officer, Chief Financial Officer, and Director	1	1	0
Andrew J. Cooper Former Director	1	1	0
Gordon E. Cooper Former Director	1	1	0
Kathleen Smith Former Secretary and Treasurer	1	1	0

Andrew J. Cooper and Gordon E. Cooper are the adult sons of John E. Cooper.

ITEM 10.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes the compensation earned for services rendered for the fiscal year ended June 30, 2001, June 30, 2002 and June 30, 2003. There has been no compensation earned for services rendered by our named Directors.

Annual Compensation         Long-Term Compensation
Name	Title	Year	Salary	Bonus	Other Compensation	Annual Awarded	Restricted Stock Options / SARs (#)	LTIP Payouts	All Other Compensation
John E. Cooper	CEO, CFO, Director	2001 2002 2003	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Kathleen Smith	Former Secretary and Treasurer	2001 2002 2003	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

Stock Option Grants

We did not grant any stock option to the executive officers during our most recent fiscal year ended June 30, 2003. We have also not granted any stock option to the executive officers since June 30, 2003.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 18, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	John E. Cooper 802 – 2050 Nelson Street, Vancouver, B.C., Canada, V6G 1N6	3,000,000	55.7%

Common Stock	Andrew J. Cooper Mile 18 ½ Upper Squamish Valley Road P.O. Box 1724 Squamish, B.C., Canada, V0N 3G0	500,000	9.30%
Common Stock	Gordon E. Cooper 2301 Caylay Close Whistler, B.C. Canada, V0N 1B2	500,000	9.30%
Common Stock	All Officers and Directors as a Group (1 person)	3,000,000	55.7%

(1)  Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person  (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 18, 2003. As of August 18, 2003, there were 5,376,500 shares of our common stock issued and outstanding.

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
(4)    Any of our promoters;
(5)    Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

None.

                        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sedona Software Solutions, Inc.

Dated: September 8, 2003

/s/ John E. Cooper
By: ________________________________________
John E. Cooper
President, Chief Financial Officer
(Principal Executive Officer)
(Principle Accounting Officer)