Form 10QSB
period 2003-09-30
SEDONA SOFTWARE SOLUTIONS INC
filed 2003-11-18
CIK 1100131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 2003

[ ]       Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period to

Commission File Number              000-33369

SEDONA SOFTWARE SOLUTIONS, INC.
______________________________________________________________________________________________

                                                           (Exact name of small Business Issuer as specified in its charter)

NEVADA                  98-0226926
_________________________                      ____________________________
(State or other jurisdiction of                                                                                  (IRS Employer Identification No.)
incorporation or organization)

503-1755 ROBSON STREET
VANCOUVER, BRITISH COLUMBIA, CANADA                               V6G 3B7
_________________________________________                _________________________
(Address of principal executive offices)                   (Zip Code)

Issuer’s telephone number, including area code:           (604) 681-6334
                                                                                                                                     ____________________________

                                 Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes    [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,376,500 shares of common stock, $0.001 par value outstanding as of September 30, 2003.

1

PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

2

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

F1

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

SEPTEMBER 30 JUNE 30
2003 2003
(Audited)
ASSETS

Current
Cash	$8,180	$27

LIABILITIES

Current
Accounts payable and accrued liabilities	$10,180	$9,206
Advances due to director (Note 3)	31,049	11,429
	41,229	20,635

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
70,000,000 common shares, par value $0.001 per share
5,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
5,376,500 common shares	5,377	5,377

Additional paid-in capital	58,667	58,667

Deficit Accumulated During The Development Stage	(97,093)	(84,652)

	(33,049)	(20,608)

	$8,180	$27

F2

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

CUMULATIVE
PERIOD FROM
DATE OF
INCEPTION
JULY 14
THREE MONTHS ENDED 1999 TO
SEPTEMBER 30 SEPTEMBER 30
2003 2002 2003

Expenses
Consulting fees	$-	$-	$2,500
Option payments	-	-	4,430
Professional fees	11,901	5,794	86,640
Bank charges and office	185	64	1,633
Transfer fees	355	50	1,890

Net Loss For The Period	$12,441	$5,908	$97,093

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	5,376,500	5,376,500

F3

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

CUMULATIVE
PERIOD FROM
DATE OF
INCEPTION
JULY 14
THREE MONTHS ENDED 1999 TO
SEPTEMBER 30 SEPTEMBER 30
2003 2002 2003

Cash Flows From Operating Activities
Net loss for the period	$(12,441)	$(5,908)	$(97,093)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	974	(6,514)	10,180
Advances due to director	19,620	12,381	31,049
	8,153	(41)	(55,864)

Cash Flows From Financing Activity
Issue of common shares	-	-	64,044

(Decrease) Increase In Cash	8,153	(41)	8,180

Cash, Beginning Of Period	27	56	-

Cash, End Of Period	$8,180	$15	$8,180

F4

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

DEFICIT
COMMON STOCK ACCUMULATED

ADDITIONAL DURING THE
PAID-IN DEVELOPMENT
SHARES AMOUNT CAPITAL STAGE TOTAL

Shares issued for services	2,500,000	$ 2,500	$ -	$ -	$ 2,500
Shares issued for cash at $0.001	2,750,000	2,750	-	-	2,750
Shares issued for cash at $0.10	126,500	127	12,523	-	12,650
Net loss for the year	-	-	-	(9,487)	(9,487)

Balance, June 30, 2000	5,376,500	5,377	12,523	(9,487)	8,413

Net loss for the year	-	-	-	(23,539)	(23,539)

Balance, June 30, 2001	5,376,500	5,377	12,523	(33,026)	(15,126)

Net loss for the year	-	-	-	(30,763)	(30,763)

Balance, June 30, 2002	5,376,000	5,377	12,523	(63,789)	(45,889)
Advances due to director forgiven	-	-	46,144	-	46,144
Net loss for the year	-	-	-	(20,863)	(20,863)

Balance, June 30, 2003	5,376,000	5,377	58,667	(84,652)	(20,608)

Net loss for the period	-	-	-	(12,441)	(12,441)

Balance, September 30, 2003	5,376,000	$ 5,377	$ 58,667	$(97,093)	$ (33,049)

F5

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2003 audited financial statements and notes thereto.

1.    NATURE OF OPERATIONS

       a)  Organization

          The Company was incorporated in the State of Nevada, U.S.A., on July 14, 1999.

       b)  Going Concern

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

          As shown in the accompanying financial statements, the Company has incurred a net loss of $97,093 for the period from July 14, 1999 (inception) to September 30, 2003, and has no sales. The future of the
          Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

F6

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
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

c)  Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – "Accounting For Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion, or all if a deferred tax asset, will not be realized, a valuation allowance is recognized.

d)  Financial Instruments

The Company’s financial instruments consist of cash, and accounts payable and accrued liabilities.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

F7

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)  Basic and Diluted Loss Per Share

        In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2003, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.     ADVANCES DUE TO DIRECTOR

Advances due to a director are repayable on demand, interest free and unsecured. During January 2003, the director forgave payment of $46,144 due to him. Accordingly, $46,144, representing the balance owed to him has been transferred to additional paid-in capital.

4.    COMMITMENT

             i)    Option Agreement

Pursuant to an agreement, dated April 30, 2000 and amended June 15, 2002, the Company was granted the right to conduct a due diligence review of certain technology known as Autonet Parking Ticket Violation Management System ("Autonet"). On completion of the due diligence and the payment of $400 cash on September 19, 2000, the Company was granted an option to acquire the exclusive ownership rights and interest in the Autonet system. To exercise the option, the Company was required to issue 1,000,000 common shares on or before July 1, 2003 and was further required, as a condition precedent to the exercise of the option, to be listed or quoted for trading on a recognized United States public trading market. During the period ended September 30, 2003, the option was not exercised and has expired.

F8

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

4.    COMMITMENT (Continued)

   ii)  Licensing, Development and Marketing Agreement

Pursuant to an agreement, dated February 1, 2003 and amended June 15, 2002, the Company was granted the worldwide license to the Autonet technology expiring July 1, 2003. During the period ended September 30, 2003, this license expired and the Company terminated the balance of this agreement relating to Development Technology and Marketing.

F9

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

Results of Operations

We did not earn any revenues during the three month period ending September 30, 2003.

We incurred expenses in the amount of $12,441 for the three months ended September 30, 2003, compared to expenses of $5,908 for the three months ended September 30, 2002. Our expenses for the three ended September 30, 2003 were primarily attributable to paying professional fees. For the three month period ended September 30, 2003, we incurred professional fees in the amount of $11,901, compared to $5,794 for the three month period ended September 30, 2002. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss of $12,441 for the three months ended September 30, 2003, compared to a loss of $5,908 for the three months ended September 30, 2002. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of September 30, 2003, we had cash in the amount of $8,180, compared to cash of $27 as of June 30, 2003. The increase is cash is attributable to an advance made by our director. As of September 30, 2003, we had total liabilities in the amount of $41,229, compared to total liabilities of $20,635 as of June 30, 2003. The increase in total liabilities is also attributable to additional advances made to the company by our director.

We had a working capital deficit of $33,049 as of September 30, 2003, compared to a working capital deficit in the amount of $20,608 as of June 30, 2003. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 3.          CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. John E. Cooper. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2003. Subsequent to this reporting period, we held our annual shareholders meeting on November 14, 2003. At this meeting a majority of the shareholders elected Jack Cooper to the Board of Directors and confirmed the appointment of Morgan and Company as our auditors.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2003. We have not filed any Current Reports on Form 8-K since September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEDONA SOFTWARE SOLUTIONS, INC.

Date:     November 14, 2003

            By:         /s/ John E. Cooper
           John E. Cooper,
                        President and Director
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Accounting Officer)

