Form 10QSB
period 2003-12-31
SEDONA SOFTWARE SOLUTIONS INC
filed 2004-02-13
CIK 1100131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 2003

[ ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period________ to

Commission File Number                     _____000-33369

SEDONA SOFTWARE SOLUTIONS, INC.
_________________________________________________
(Exact name of small Business Issuer as specified in its charter)

NEVADA                                                                                                       98-0226926
__________________________                       ____________________
(State or other jurisdiction of                                                                                                 (IRS Employer Identification No.)
incorporation or organization)

503-1755 ROBSON STREET
VANCOUVER, BRITISH COLUMBIA, CANADA                V6G 3B7
__________________________________________               ________________
(Address of principal executive offices)                        (Zip Code)

Issuer’s telephone number, including area code:                         (604) 681-6334
   ____________________

                                               Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    [ X ] Yes     [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,376,500 shares of common stock, $0.001 par value outstanding as of December 31, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

DECEMBER 31 JUNE 30
2003 2003
(Audited)
ASSETS

Current
Cash	$10,150	$27

LIABILITIES

Current
Accounts payable and accrued liabilities	$6,532	$9,206
Advances due to director (Note 3)	40,639	11,429

	47,171	20,635

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
70,000,000 common shares, par value $0.001 per share
5,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
5,376,500 common shares	5,377	5,377

Additional paid-in capital	58,667	58,667

Deficit Accumulated During The Development Stage	(101,065)	(84,652)
	(37,021)	(20,608)

	$10,150	$27

F1

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

CUMULATIVE
PERIOD FROM
DATE OF
INCEPTION
JULY 14
THREE MONTHS ENDED SIX MONTHS ENDED 1999 TO
DECEMBER 31 DECEMBER 31 DECEMBER 31
2003 2002 2003 2002 2003
Expenses
Consulting fees	$-	$-	$-	$-	$2,500
Option payments	-	-	-	-	4,430
Professional fees	2,073	4,433	13,974	10,227	88,713
Bank charges and office	404	17	589	81	2,037
Transfer fees	1,495	45	1,850	95	3,385

Net Loss For The Period	$3,972	$4,495	$16,413	$10,403	$101,065

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	5,376,500	5,376,500	5,376,500	5,376,500

F2

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

CUMULATIVE
PERIOD FROM
DATE OF
INCEPTION
JULY 14
THREE MONTHS ENDED SIX MONTHS ENDED 1999 TO
DECEMBER 31 DECEMBER 31 DECEMBER 31
	2003	2002	2003	2002	2003
Cash Flows From Operating Activities
Net loss for the period	$(3,972)	$(4,495)	$(16,413)	$(10,403)	$(101,065)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	(3,648)	4,480	(2,674)	(2,034)	6,532
Advances due to director	9,590	-	29,210	12,381	40,639

	1,970	(15)	10,123	(56)	(53,894)

Cash Flows From Financing Activity
Issue of common shares	-	-	-	-	64,044

(Decrease) Increase In Cash	1,970	(15)	10,123	(56)	10,150

Cash, Beginning Of Period	8,180	15	27	56	-

Cash, End Of Period	$10,150	$-	$10,150	$-	$10,150

F3

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

DECEMBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

DEFICIT
COMMON STOCK ACCUMULATED
ADDITIONAL DURING THE
PAID-IN DEVELOPMENT
SHARES AMOUNT CAPITAL STAGE TOTAL
Shares issued for services	2,500,000	$2,500	$-	$-	$2,500
Shares issued for cash at $0.001	2,750,000	2,750	-	-	2,750
Shares issued for cash at $0.10	126,500	127	12,523	-	12,650
Net loss for the year	-	-	-	(9,487)	(9,487)

Balance, June 30, 2000	5,376,500	5,377	12,523	(9,487)	8,413

Net loss for the year	-	-	-	(23,539)	(23,539)

Balance, June 30, 2001	5,376,500	5,377	12,523	(33,026)	(15,126)

Net loss for the year	-	-	-	(30,763)	(30,763)

Balance, June 30, 2002	5,376,000	5,377	12,523	(63,789)	(45,889)

Advances due to director forgiven	-	-	46,144	-	46,144
Net loss for the year	-	-	-	(20,863)	(20,863)

Balance, June 30, 2003	5,376,000	5,377	58,667	(84,652)	(20,608)

Net loss for the period	-	-	-	(16,413)	(16,413)

Balance, December 31, 2003	5,376,000	$5,377	$58,667	$(101,065)	$(37,021)

F4

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

BASIS OF PRESENTATION

The unaudited financial statements as of December 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2003 audited financial statements and notes thereto.

1.  NATURE OF OPERATIONS

a)       Organization

     The Company was incorporated in the State of Nevada, U.S.A., on July 14, 1999.

b)       Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $101,065 for the period from July 14, 1999 (inception) to December 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

DECEMBER 31, 2003
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

b)        Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2003, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.   ADVANCES DUE TO DIRECTOR

 Advances due to a director are repayable on demand, interest free and unsecured. During January 2003, the director forgave payment of $46,144 due to him. Accordingly, $46,144, representing the balance owed to him has been transferred to additional paid-in capital.

F6

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

Plan of Operation

We currently have no business activities. Our option to acquire all rights, title and interest in Autonet expired July 1, 2003. Our plan of operations is to continue our attempts to identify and evaluate other businesses and technology opportunities and make arrangements to acquire one that is consistent with our expertise and income needs. At the present time, we have not identified any other businesses or technology opportunities that management believes in consistent with our expertise and income needs.

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

Results of Operations

We did not earn any revenues during the six month period ending December 31, 2003.

We incurred expenses in the amount of $16,413 for the six months ended December 31, 2003, compared to expenses of $10,403 for the six months ended December 31, 2002. Our expenses for the six ended December 31, 2003 were primarily attributable to paying professional fees. For the six month period ended December 31, 2003, we incurred professional fees in the amount of $13,974, compared to $10,227 for the six month period ended December 31, 2002. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss of $16,413 for the six months ended December 31, 2003, compared to a loss of $10,403 for the six months ended December 31, 2002. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of December 31, 2003, we had cash in the amount of $10,150, compared to cash of $27 as of June 30, 2003. The increase is cash is attributable to an advance made by our director. As of December 31, 2003, we had total liabilities in the amount of $47,171, compared to total liabilities of $20,635 as of June 30, 2003. The increase in total liabilities is also attributable to additional advances made to the company by our director.

We had a working capital deficit of $37,021 as of December 31, 2003, compared to a working capital deficit in the amount of $20,608 as of June 30, 2003. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 3.   CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. John E. Cooper. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2003. We have not filed any Current Reports on Form 8-K since December 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEDONA SOFTWARE SOLUTIONS, INC.

Date:     February 11, 2004

By:       /s/ John E. Cooper
            John E. Cooper,
   President and Director
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Accounting Officer)

