Form 10QSB
period 2004-03-31
SEDONA SOFTWARE SOLUTIONS INC
filed 2004-05-14
CIK 1100131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2004

[ ]          Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period __________ to

Commission File Number        000-33369

SEDONA SOFTWARE SOLUTIONS, INC.
________________________________________________________________________
(Exact name of small Business Issuer as specified in its charter)

NEVADA                     98-0226926
__________________________                                                        _____________________________
(State or other jurisdiction of                                                                                              (IRS Employer Identification No.)
incorporation or organization)

503-1755 ROBSON STREET
VANCOUVER, BRITISH COLUMBIA, CANADA              V6G 3B7
_______________________________________________                          _____________
(Address of principal executive offices)                     (Zip Code)

Issuer’s telephone number, including area code:                      (604) 681-6334
                                                                                                                                                _______________

                                                                                                        Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,376,500 shares of common stock, $0.001 par value outstanding as of March 31, 2004.

1

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending June 30, 2004.

2

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

MARCH 31 JUNE 30
2004 2003
(Audited)
ASSETS

Current
Cash	$12,680	$27

LIABILITIES

Current
Accounts payable and accrued liabilities	$500	$9,206
Advances due to director (Note 3)	50,326	11,429

	50,826	20,635

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
70,000,000 common shares, par value $0.001 per share
5,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
5,376,500 common shares	5,377	5,377

Additional paid-in capital	58,667	58,667

Deficit Accumulated During The Development Stage	(102,190)	(84,652

	(38,146)	(20,608

	$12,680	$27

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

CUMULATIVE
PERIOD FROM
DATE OF
INCEPTION
JULY 14
THREE MONTHS ENDED NINE MONTHS ENDED 1999 TO
MARCH 31 MARCH 31 MARCH 31
	2004	2003	2004	2003	2004

Expenses
Consulting fees	$-	$-	$-	$-	$2,500
Option payments	-	-	-	-	4,430
Professional fees	1,069	9,306	15,043	19,533	89,782
Bank charges and office	56	472	645	553	2,093
Transfer fees	-	90	1,850	185	3,385

Net Loss For The Period	$1,125	$9,868	$17,538	$20,271	$102,190

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	5,376,500	5,376,000	5,376,500	5,376,000

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

CUMULATIVE
PERIOD FROM
DATE OF
INCEPTION
JULY 14
THREE MONTHS ENDED NINE MONTHS ENDED 1999 TO
MARCH 31 MARCH 31 MARCH 31
	2004	2003	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(1,125)	$(12,532)	$(17,538)	$(27,295)	$(102,190)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	(1,031)	3180	(8,706)	6,857	500
Advances due to director	9,686	9,335	39,896	20,760	50,326

	7,530	(17)	13,652	322	(51,364)

Cash Flows From Financing Activity
Issue of common shares	-	-	-	-	64,044

(Decrease) Increase In Cash	7,530	(17)	13,652	322	12,680

Cash, Beginning Of Period	5,150	920	27	581	-

Cash, End Of Period	$12,680	$903	$13,679	$903	$12,680

3

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

BASIS OF PRESENTATION

The unaudited interim financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2003 audited financial statements and notes thereto.

1. NATURE OF OPERATIONS

a)  Organization

The Company was incorporated in the State of Nevada, U.S.A., on July 14, 1999.

b)   Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $ 102,190 for the period from July 14, 1999 (inception) to March 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.  SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement.

4

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004
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

b)   Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2004, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.  ADVANCES DUE TO DIRECTOR

Advances due to a director are repayable on demand, interest free and unsecured. During January 2003, the director forgave payment of $46,144 due to him. Accordingly, $46,144, representing the balance owed to him has been transferred to additional paid-in capital.

5

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

Our company stock was quoted on the NASDAQ-OTCBB on March 23, 2002, thus fulfilling the material requirement of this agreement. Nonetheless, we decided not to exercise our option with Markatech and instead extended our option agreement in June 2002. Due to market changes in the digital communications environment, Markatech was delayed in adjusting the Autonet system to the current state of technology existing in the market today. Under our Licensing, Development and Marketing Agreement, Markatech was required to meet certain performance requirements with regard to the Autonet system before we would exercise our option. Due to these performance delays, we have not exercised our option or issued shares to Markatech. As a result, our option to acquire all rights, title and interest in Autonet expired July 1, 2003.

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

Results of Operations

We did not earn any revenues during the nine month period ending March 31, 2004.

We incurred expenses in the amount of $17,538 for the nine month period ended March 31, 2004, compared to expenses of $20,271 for the nine month period ended March 31, 2003. Our expenses for the nine month period ended March 31, 2004 were primarily attributable to paying professional fees. For the nine month period ended March 31, 2004, we incurred professional fees in the amount of $15,043, compared to $19,533 for the nine month period ended March 31, 2003. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss of $17,538 for the nine month period ended March 31, 2004, compared to a loss of $20,271 for the nine month period ended March 31, 2003. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of March 31, 2004, we had cash in the amount of $12,680, compared to cash of $27 as of June 30, 2003. The increase is cash is attributable to an advance made by our director. As of March 31, 2004, we had total liabilities in the amount of $50,826, compared to total liabilities of $20,635 as of June 30, 2003. The increase in total liabilities is also attributable to additional advances made to the company by our director.

We had a working capital deficit of $38,146 as of March 31, 2004, compared to a working capital deficit in the amount of $20,608 as of June 30, 2003. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 3.   CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. John E. Cooper. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

None.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2004. We have not filed any Current Reports on Form 8-K since March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEDONA SOFTWARE SOLUTIONS, INC.

Date:     May 14, 2004

By:             /s/ John E. Cooper
                  John E. Cooper,
              President and Director
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Accounting Officer)

