Form 10KSB
period 2004-06-30
SEDONA SOFTWARE SOLUTIONS INC
filed 2004-09-15
CIK 1100131

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] For the transition period from _________________ to __________________

Commission file number: 000-33369

Sedona Software Solutions, Inc.
(Exact name of Registrant as specified in its charter)

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

(604) 681-6334
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X   No _____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenues for its most recent fiscal year:   $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$23,735 as of June 30, 2004

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
5,376,500 Common Shares as of June 30, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS

                                                                                                                                                                                                                 Page

PART I

ITEM 1: DESCRIPTION OF BUSINESS                                                                                                                                 3

ITEM 2: DESCRIPTION OF PROPERTY                                                                                                                                                  4

ITEM 3: LEGAL PROCEEDINGS                                                                                                                                                              5

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                 5

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
              AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                                                                           6

ITEM 6: PLAN OF OPERATION                                                                                                                                                               8

ITEM 7: FINANCIAL STATEMENTS                                                                                                                                                      11

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURES                                                                                                                                                    12

ITEM 8A: CONTROLS AND PROCEDURES                                                                                                                        12

ITEM 8B: OTHER INFORMATION                                                                                                                               12

PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                                                      13

ITEM 10: EXECUTIVE COMPENSATION                                                                                                                                               15

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                AND RELATED STOCKHOLDER MATTERS                                                                                                                         16

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                                          17

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K                                                                                                                            17

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                                                             17

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

Under the terms of the option agreement and the amendments negotiated between ourselves and Markatech, we possessed an option to acquire all right, title and interest in Autonet provided we paid $410 and issued to Markatech 1,000,000 shares of our common stock at the time of closing. Closing was to occur prior to July 1, 2003. A condition precedent to us closing this transaction was that our common shares must be listed or quoted for trading on a recognized United States public trading market.

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

Research and Development

We have incurred no research and development expenditures during the fiscal year ended June 30, 2004.

Subsidiaries

We do not have any subsidiaries.

Government Regulation

We are not aware of any existing or pending governmental regulation that will have a material impact on the operation of our business.

Trademarks and Intellectual Property

Currently, we do not own, either legally or beneficially, any patent or trademark. Our option to acquire all rights, title, and interest in Autonet expired on July 1, 2003.

Available Information

We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding our Company and other companies that file materials with the SEC electronically. Our headquarters are located at 503-1755 Robson Street, Vancouver, British Columbia, Canada, V6G 3B7. Our phone number at that address is (604) 681-6334.

ITEM 2.     DESCRIPTION OF PROPERTY.

We do not lease or own any real estate property. At the present time, we are headquartered at our President John E. Cooper's office.

ITEM 3.     LEGAL PROCEEDINGS.

We are aware that a formal order of investigation by the SEC was entered in the matter titled "Sedona Software Solutions, Inc. / HO-9634." In accordance with this investigation, Mr. John E. Cooper, our Chief Executive and Financial Officer, testified before the SEC on February 11, 2003 in regard to this matter.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 14, 2003, we held our annual shareholder meeting. The meeting was called for the purpose of electing a director to the board of directors, and to confirm the appointment of Morgan & Company as our auditors. The number of votes present in person or by proxy was sufficient to constitute a quorum. The election of Mr. John E. Cooper of the board of directors passed with 3,127,605 votes in favor and 4,400 opposed. The confirmation of the appointment of Morgan & Company as our auditors was confirmed by 3,126,605 votes in favor and 5,400 votes opposed. No other business was transacted at our annual shareholder meeting.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is quoted on the pink sheets, under the trading symbol SSSI.PK. The following table lists the high and low sales prices for our common stock during the last two quarters of the fiscal year ended June 30, 2003 and each quarter in the fiscal year ended June 30, 2004:

	High Sales Price	Low Sales Price
Three month period ended March 31, 2003	$2.30	$0.25
Three month period ended June 30, 2003	$0.75	$0.05
Three month period ended September 30, 2003	$0.05	$0.00
Three month period ended December 31, 2003	$0.55	$0.00
Three month period ended March 31, 2004	$0.30	$0.00
Three month period ended June 30, 2004	$0.01	$0.00

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

Holders of Common Stock

As of June 30, 2004, there were 16 record holders of our common stock.

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

ITEM 6.     PLAN OF OPERATION.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

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

Results of Operations

We did not earn any revenues during the three or nine month period ending June 30, 2004.

We incurred expenses in the amount of $20,766 for the fiscal year ended June 30, 2004, compared to expenses of $20,863 for the fiscal year ended June 30, 2003. Our expenses for the fiscal year ended June 30, 2004 were primarily attributable to paying professional fees. We incurred $18,253 in professional fees for the fiscal year ended June 30, 2004. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss of $20,766 for the fiscal year ended June 30, 2004, compared to a loss of $20,863 for the fiscal year ended June 30, 2003. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of June 30, 2004, we had cash in the amount of $12,662, compared to cash of $27 as of June 30, 2003. We had a working capital deficit of $41,374 as of June 30, 2004, compared to a working capital deficit in the amount of $20,608 as of June 30, 2003. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Going Concern

Our independent certified public accountants have stated in their Auditor’s Report included in the Form 10-KSB that the Company has incurred operating losses, accumulated deficit, and negative cash flow from operations. As of June 30, 2004, we had an accumulated deficit of approximately $105,418 since inception and have no sales. Our future is dependent on our ability to obtain financing and develop new business opportunities into future profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

ITEM 7.     FINANCIAL STATEMENTS.

The following financial statements, financial statement schedules and supplementary date are included:

     F-1   Independent Auditors’ Report

Audited Financial Statements:

     F-2     Balance Sheet - June 30, 2004 and June 30, 2003

     F-3     Statement of Loss - Years Ended June 30, 2004 and June 30, 2003

     F-4     Statement of Cash Flows - Years Ended June 30, 2004 and June 30, 2003

     F-5     Statement of Changes in Stockholders’ Deficiency - Years Ended June 30, 2004 and June 30, 2003

     F-6     Notes to Consolidated Financial Statements

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003
(Stated in U.S. Dollars)

                                                                                     MORGAN
                                                                                  & COMPANY
                                                                                                                                                                                                                                                                CHARTERED ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of
Sedona Software Solutions, Inc.
(A development stage company)

We have audited the balance sheets of Sedona Software Solutions, Inc. (a development stage company) as at June 30, 2004 and 2003, and the statements of operations, cash flows, and stockholders’ deficiency for the years then ended and for the cumulative period from date of inception, July 14, 1999 to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2004 and 2003, and the results of its operations and cash flows for the periods indicated in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company incurred a net loss of $105,418 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                                                                                                                                                         "Morgan & Company"

August 5, 2004                                                                                                                                                                               Chartered Accountants

Tel:  (604) 687-5841                                                                                                                                                                                                                                           P.O.Box 10007 Pacific Centre
Fax:  (604)  687-0075                                                                                                                                                                                                                                        Suite 1488 - 700 Georgia Street
                                                                                                                                                                                                                                                                                   Vancouver, B.C. V7Y 1A1
F1

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

JUNE 30
	2004	2003

ASSETS

Current
Cash	$12,662	$27

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,710	$9,206
Advances due to director (Note 3)	50,326	11,429
	54,036	20,635

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
70,000,000 common shares, par value $0.001 per share
5,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
5,376,500 common shares	5,377	5,377

Additional paid-in capital	58,667	58,667

Deficit Accumulated During The Development Stage	(105,418)	(84,652)
	(41,374)	(20,608)

	$12,662	$27

F2

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

STATEMENTS OF LOSS
(Stated in U.S. Dollars)

CUMULATIVE
PERIOD FROM
DATE OF
INCEPTION
JULY 14
YEARS ENDED 1999 TO
JUNE 30 JUNE 30
	2004	2003	2004
Expenses
Consulting fees	$-	$-	$2,500
Option payments	-	-	4,430
Professional fees	18,253	19,533	92,992
Bank charges and office	663	930	2,111
Transfer fees	1,850	400	3,385

Net Loss For The Year	$20,766	$20,863	$105,418

Basic And Diluted Loss Per Share	$($0.01)	$($0.01)

Weighted Average Number Of Shares
Outstanding	$5,376,000	$5,376,000

F3

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

CUMULATIVE
PERIOD FROM
DATE OF
INCEPTION
JULY 14
YEARS ENDED 1999 TO
JUNE 30 JUNE 30
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the year	$(20,766)	$(20,863)	$(105,418)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
Accounts payable and accrued liabilities	(5,496)	(2,976)	3,710
Advances due to director	38,897	23,810	96,470
	12,635	(29)	(5,238)

Cash Flows From Financing Activity
Issue of common shares	-	-	17,900

Increase (Decrease) In Cash	12,635	(29)	12,662

Cash, Beginning Of Year	27	56	-

Cash, End Of Year	$12,662	$27	$12,662

F4

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

JUNE 30, 2004
(Stated in U.S. Dollars)

DEFICIT
COMMON STOCK ACCUMULATED
ADDITIONAL DURING THE
PAID-IN DEVELOPMENT
SHARES AMOUNT CAPITAL STAGE TOTAL

Shares issued for services	2,500,000	$2,500	$-	$-	$2,500
Shares issued for cash at $0.001	2,750,000	2,750	-	-	2,750
Shares issued for cash at $0.10	126,500	127	12,523	-	12,650
Net Loss for the year	-	-	-	-(9,487)	(9,487)

Balance, June 30, 2000	5,376,500	5,377	12,523	(9,487)	8,413

Net loss for the year	-	-	-	(23,539)	(23,539)

Balance, June 30, 2001	5,376,500	5,377	12,523	(33,026)	(15,126)

Net loss for the year	-	-	-	(30,763)	(30,763)

Balance, June 30, 2002	5,376,500	5,377	12,523	(63,789)	(45,889)

Advances due to director forgiven	-	-	46,144	-	46,144
Net loss for the year	-	-	-	(20,863)	(20,863)

Balance, June 30, 2003	5,376,500	5,377	58,667	(84,652)	(20,608)

Net loss for the year	-	-	-	(20,766)	(20,766)

Balance, June 30, 2004	5,376,500	$5,377	$58,667	$(105,418)	$(41,374)

F5

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003
(Stated in U.S. Dollars)

1.     NATURE OF OPERATIONS AND GOING CONCERN

        a)     Organization

                 The Company was incorporated in the State of Nevada, U.S.A., on July 14, 1999.

                 The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 - "Accounting and
                 Reporting by Development Stage Enterprises", is considered a development stage company. The Company was organized to pursue the acquisition and development of certain technology known as Autonet Parking Ticket Violation Management Systems ("Autonet"). During the year ended June 30,
                 2004, the Company’s option to acquire the rights, title, and interest in Autonet expired and the Company is seeking new business opportunities.

        b)     Going Concern

                The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

    As shown in the accompanying financial statements, the Company has incurred a net loss of $105,418 for the period from July 14, 1999 (inception) to
    June 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

F6

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003
(Stated in U.S. Dollars)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        b)    Option Payments and Development Costs

                The Company expenses all costs related to option maintenance and development costs.

        c)     Income Taxes

                The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting For Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion, or all of a deferred tax asset, will not be realized, a valuation allowance is recognized.

        d)     Financial Instruments

                The Company’s financial instruments consist of cash, and accounts payable and accrued liabilities, and advances due to director.

    Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

         e)     Basic and Diluted Loss Per Share

                 In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2004, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

F7

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003
(Stated in U.S. Dollars)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

        f)     Use of Estimates

               The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

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

         ii)     Licensing, Development and Marketing Agreement

                 Pursuant to an agreement, dated February 1, 2003 and amended June 15, 2003, the Company was granted the worldwide license to the Autonet technology expiring July 1, 2003. Subsequent to June 30, 2003, this license expired and the Company terminated the balance of this agreement relating to Development Technology and Marketing.

F8

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003
(Stated in U.S. Dollars)

5.     TERMINATED ACQUISITION

        During the year ended June 30, 2003, the Company entered into a letter of intent, dated January 14, 2003, with Renaissance Mining Corp. ("Renaissance"), a private corporation based in Boulder, Colorado, U.S.A., to acquire 100% of the issued common shares of Renaissance. To undertake this transaction, the
        Company would have issued one share of the Company for each share of stock of Renaissance. On February 4, 2003, Renaissance provided written notice terminating the letter of intent.

F9

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants on accounting and financial disclosures.

ITEM 8A.   CONTROLS AND PROCEDURES.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM 8B.   OTHER INFORMATION.

There was no information that was required to be disclosed on Form 8-K during the fourth quarter of the reporting period.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                    THE EXCHANGE ACT.

The name, age, and offices of the sole Director and executive officer of the Company are set forth below:

Name	Age	Position with the Company
John E. Cooper	65	Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of John E. Cooper for the past five years.

Mr. John E. Cooper: Mr. Cooper founded Sedona in 1999 and has been Sedona’s president and a member of the board of directors from inception until April 1, 2003 when he submitted his resignation. On July 28, 2003, Mr. Cooper was reappointed as Director, Chief Executive Officer, and Chief Financial Officer. Mr. Cooper was elected by a majority of the shareholders at Sedona’s annual meeting on November 14, 2003 to serve as a director until the next annual meeting of the shareholders, or until removed by other action as allowed by the corporate bylaws.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
John E. Cooper Chief Executive Officer, Chief Financial Officer, and Director	0	0	0

Code of Ethics Disclosure Compliance

Subsequent to the reporting period on August 20, 2004, we adopted a Code of Ethics for Financial Executives, which include our Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The code of ethics we adopted is attached to this annual report an Exhibit 14.1.

ITEM 10.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes the compensation earned for services rendered for the fiscal year ended June 30, 2002, June 30, 2003 and June 30, 2004. There has been no compensation earned for services rendered by our named Directors.

                                                            Annual Compensation                             Long-Term Compensation
Name	Title	Year	Salary	Bonus	Other Compensation	Annual Awarded	Restricted Stock Options / SARs (#)	LTIP Payouts	All Other Compensation
John E. Cooper	CEO, CFO, Director	2002 2003 2004	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Kathleen Smith	Former Secretary and Treasurer	2002 2003 2004	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a	$0 $0 n/a

Stock Option Grants

We did not grant any stock option to the executive officers during our most recent fiscal year ended June 30, 2004. We have also not granted any stock option to the executive officers since June 30, 2004.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Common Stock	John E. Cooper 802 - 2050 Nelson Street, Vancouver, B.C., Canada, V6G 1N6	3,000,000	55.7%
Common Stock	Andrew J. Cooper Mile 18 ½ Upper Squamish Valley Road P.O. Box 1724 Squamish, B.C., Canada, V0N 3G0	500,000	9.30%
Common Stock	Gordon E. Cooper 2301 Caylay Close Whistler, B.C. Canada, V0N 1B2	500,000	9.30%
Common Stock	All Officers and Directors as a Group (1 person)	3,000,000	55.7%

(1)     Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii)
    investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2004. As of June 30, 2004, there were 5,376,500 shares of our common stock issued and outstanding.

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
(4)     Any of our promoters;
(5)     Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

Exhibit Number	Description of Exhibit
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14:     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended June 30, 2003 and 2004 were $1,600 and $2,575 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2003 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2003 and 2004 were $0 and $0 respectively.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sedona Software Solutions, Inc.

Dated: September 15, 2004

By: /s/ John E. Cooper
      John E. Cooper
      President, Chief Financial Officer
     (Principal Executive Officer)
     (Principle Accounting Officer)

