Form 10QSB
period 2004-09-30
SEDONA SOFTWARE SOLUTIONS INC
filed 2004-11-03
CIK 1100131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2004

[   ]     Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period _____________ to

                                  Commission File Number     000-33369______

SEDONA SOFTWARE SOLUTIONS, INC.
________________________________________________________________________________________________________________________
(Exact name of small Business Issuer as specified in its charter)

           NEVADA                        98-0226926
______________________                                                                                                                   _______________________
(State or other jurisdiction of                         (IRS Employer Identification No.)
incorporation or organization)

503-1755 ROBSON STREET
VANCOUVER, BRITISH COLUMBIA, CANADA                                         V6G 3B7
______________________________________                                   ___________
(Address of principal executive offices)                                              (Zip Code)

Issuer’s telephone number, including area code:                                                   (604) 681-6334
                                                                           ___________

                                                                                                            NotApplicable
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,376,500 shares of common stock, $0.001 par value outstanding as of September 30, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

2

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

SEPTEMBER 30 JUNE 30
2004 2004
(Audited)

ASSETS

Current
Cash	$9,429	$12,662

LIABILITIES

Current
Accounts payable and accrued liabilites	$6,007	$3,710
Advances due to director (Note 4)	50,326	50,326
	56,333	54,036

STOCKHOLDERS' DEFICIENCY

Share Capital
Authorized:
70,000,000 common shares, par value $0.001 per share
5,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
5,376,500 common shares	5,377	5,377

Additional paid-in capital	58,667	58,667

Deficit Acculumlated During The Development Stage	(110,948)	(105,418)
	(46,904)	(41,374)

	$9,429	$12,662

F1

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

CUMULATIVE
PERIOD FROM
DATE OF
INCEPTION
JULY 14
THREE MONTHS ENDED 1999 TO
SEPTEMBER 30 SEPTEMBER 30
2004 2003 2004

Expenses
Consulting fees	$-	$-	$2,500
Option payments	-	-	4,430
Professional fees	5,450	11,901	98,442
Bank charges and office	55	185	2,166
Transfer fees	25	355	3,410

Net Loss For The Period	$5,530	$12,441	$110,948

Basic and Diluted Loss Per Share	$($0.01)	$($0.01)

Weighted Average Number of Shares
Outstanding	5,376,500	5,376,500

F2

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

CUMULATIVE
PERIOD FROM
DATE OF
INCEPTION
JULY 14
THREE MONTHS ENDED 1999 TO
SEPTEMBER 30 SEPTEMBER 30
2004 2003 2004

Cash Flows From Operating Activities
Net loss for the period	$(5,530)	$(12,441)	$(110,948)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
Accounts payable and accrued liabilities	2,297	974	6,007
Advances due to director	-	19,620	96,470
	(3,233)	8,153	(8,471)

Cash Flows From Financing Activity
Issue of common shares	-	-	17,900

(Decrease) Increase In Cash	(3,233)	8,153	9,429

Cash, Beginning Of Period	12,662	27	-

Cash, End Of Period	$9,429	$8,180	$9,429

F3

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

CUMULATIVE
DEFICIT, PERIOD
FROM DATE OF
INCEPTION
COMMON STOCK JULY 14, 1999
ADDITIONAL TO
PAID-IN SEPTEMBER
SHARES AMOUNT CAPITAL 30, 2004 TOTAL

Shares issued for services	2,500,000	$2,500	$-	$-	$2,500
Shares issued for cash at $0.001	2,750,000	2,750	-	-	2,750

Shares issued for cash at $0.10	126,500	127	12,523	-	12,650
Net loss for the year	-	-	-	(9,487)	(9,487)

Balance, June 30, 2000	5,376,500	5,377	12,523	(9,487)	8,413

Net loss for the year	-	-	-	(23,539)	(23,539)

Balance, June 30, 2001	5,376,500	5,377	12,523	(33,026)	(15,126)

Net loss for the year	-	-	-	(30,763)	(30,763)

Balance, June 30, 2002	5,376,500	5,377	12,523	(63,789)	(45,889)

Advances due to director
forgiven	-	-	46,144	-	46,144
Net loss for the year	-	-	-	(20,863)	(20,863)

Balance, June 30, 2003	5,376,500	5,377	58,667	(84,652)	(20,608)

Net loss for the period	-	-	-	(20,766)	(20,766)

Balance, June 30, 2004	5,376,500	5,377	$58,667	$(110,948)	$(46,904)

F4

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

The unaudited interim financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2004 audited financial statements and notes thereto.

2.   NATURE OF OPERATIONS AND GOING CONCERN

      a)  Organization

The Company was incorporated in the State of Nevada, U.S.A., on July 14, 1999.

The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 - “Accounting and Reporting by Development Stage Enterprises”, is considered a development stage company. The Company was organized to pursue the acquisition and development of certain technology known as Autonet Parking Ticket Violation Management Systems (“Autonet”). During the year ended June 30, 2004, the Company’s option to acquire the rights, title, and interest in Autonet expired and the Company is seeking new business opportunities.

      b)   Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $110,948 for the period from July 14, 1999 (inception) to September 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

F5

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.   SIGNIFICANT ACCOUNTING POLICIES

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

       c)   Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - “Accounting For Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion, or all of a deferred tax asset, will not be realized, a valuation allowance is recognized.

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

F6

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e)   Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2004, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

      f)   Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

4.  ADVANCES DUE TO DIRECTOR

Advances due to a director are repayable on demand, interest free and unsecured. During January 2003, the director forgave payment of $46,144 due to him. Accordingly, $46,144, representing the balance owed to him has been transferred to additional paid-in capital.

5.  COMMITMENTS

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

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

5.   COMMITMENTS (Continued)

      ii)   Licensing, Development and Marketing Agreement

Pursuant to an agreement, dated February 1, 2003 and amended June 15, 2003, the Company was granted the worldwide license to the Autonet technology expiring July 1, 2003. Subsequent to June 30, 2003, this license expired and the Company terminated the balance of this agreement relating to Development Technology and Marketing.

6.   TERMINATED ACQUISITION

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

F8

Item 2.     Management’s Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Autonet Option Agreement

On April 30, 2000, Markatech Industries Corporation granted us an option to acquire all rights, title and interest in Autonet. The expiration date of the option was originally September 30, 2001; however, the option agreement was amended to extend the expiration date to July 1, 2003.

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

3

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

Plan of Operation

We currently have no business activities. Our option to acquire all rights, title and interest in Autonet expired July 1, 2003. Our plan of operations is to continue our attempts to identify and evaluate other businesses and technology opportunities and make arrangements to acquire one that is consistent with our expertise and income needs. At the present time, we have not identified any other businesses or technology opportunities that management believes in consistent with our expertise.

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

Results of Operations

We did not earn any revenues during the three month period ending September 30, 2004.

We incurred expenses in the amount of $5,530 for the three month period ended September 30, 2004, compared to expenses of $12,441 for the three month period ended September 30, 2003. Our expenses for the three month period ended September 30, 2004 were primarily attributable to paying professional fees. For the three month period ended September 30, 2004, we incurred professional fees in the amount of $5,450. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss of $5,530 for the three month period ended September 30, 2004, compared to a loss of $12,441 for the three month period ended September 30, 2003. Our losses have been attributable entirely to operating expenses.

4

Liquidity and Capital Resources

As of September 30, 2004, we had cash in the amount of $9,429. As of September 30, 2004, we had total liabilities in the amount of $56,333.

We had a working capital deficit of $46,904 as of September 30, 2004. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 3.     CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. John E. Cooper. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any material developments in the formal order of investigation entered by the SEC titled "Sedona Software Solutions, Inc. / HO-9634.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

6

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEDONA SOFTWARE SOLUTIONS, INC.

Date:     November 3, 2004

By:           /s/ John E. Cooper
               John E. Cooper,
               President and Director
               Chief Executive Officer and Chief Financial Officer
               (Principal Executive Officer)
               (Principal Accounting Officer)

7