Form 10QSB
period 2004-12-31
SEDONA SOFTWARE SOLUTIONS INC
filed 2005-02-08
CIK 1100131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]        Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended December 31, 2004

[ ]          Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

             or the transition period _______   to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,376,500 shares of common stock, $0.001 par value outstanding as of December 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

PART 1 - FINANCIAL INFORMATION

Item 1.                   Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

2

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

F-1

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	DECEMBER 31	JUNE 30
	2004	2004
		(Audited)
ASSETS

Current
Cash	$1,699	$12,662

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,459	$3,710
Advances due to director (Note 4)	50,326	50,326
	51,785	54,036

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
70,000,000 common shares, par value $0.001 per share
5,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
5,376,500 common shares	5,377	5,377

Additional paid-in capital	58,667	58,667

Deficit Accumulated During The Development Stage	(114,130)	(105,418)
	(50,086)	(20,608)

	$1,699	$12,662

F-2

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					DATE OF
					INCEPTION
					JULY 14
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	DECEMBER 31		DECEMBER 31		DECEMBER 31
	2004	2003	2004	2003	2004

Expenses
Consulting fees	$-	$-	$-	$-	$2,500
Option payments	-	-	-	-	4,430
Professional fees	3,134	2,073	8,584	13,974	101,576
Bank charges and office	23	404	78	589	2,189
Transfer fees	25	1,495	50	1,850	3,435

Net Loss For The Period	$3,182	$3,972	$8,712	$16,413	$114,130

Basic and Diluted Loss Per Share	$(0.01))	$(0.01))	$(0.01))	$(0.01))

Weighted Average Number Of Shares Outstanding	5,376,500	5,376,500	5,376,500	5,376,500

F-3

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					DATE OF
					INCEPTION
					JULY 14
	THREE MONTHS ENDED		SIX MONTHS ENDED		1999 TO
	DECEMBER 31		DECEMBER 31		DECEMBER 31
	2004	2003	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(3,182)	$(3,972)	$(8,712)	$(16,413)	$(114,130)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	(4,548)	(3,648)	(2,251)	(2,674)	1,459
Advances due to director	-	9,590	-	29,210	96,470
	(7,730)	1,970	(10,963)	10,123	(16,201)

Cash Flows From Financing Activity
Issue of common shares	-	-	-	-	17,900

(Decrease) Increase In Cash	(7,730)	1,970	(10,963)	10,123	1,699

Cash, Beginning Of Period	9,429	8,180	12,662	27	-

Cash, End Of Period	$1,699	$10,150	$1,699	$10,150	$1,699

F-4

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

DECEMBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

				CUMULATIVE
				DEFICIT, PERIOD
				FROM DATE OF
				INCEPTION
	COMMON STOCK			JULY 14, 1999
			ADDITIONAL	TO
			PAID-IN	DECEMBER
	SHARES	AMOUNT	CAPITAL	31, 2004	TOTAL

Shares issued for services	2,500,000	$2,500	$-	$-	$2,500
Shares issued for cash at $0.001	2,750,000	2,750	-	-	2,750
Shares issued for cash at $0.10	126,500	127	12,523	-	12,650
Net loss for the year	-	-	-	(9,487)	(9,487)

Balance, June 30, 2000	5,376,500	5,377	12,523	(9,487)	8,413

Net loss for the year	-	-	-	(23,539)	(23,539)

Balance, June 30, 2001	5,376,500	5,377	12,523	(33,026)	(15,126)

Net loss for the year	-	-	-	(30,763)	(30,763)

Balance, June 30, 2002	5,376,500	5,377	12,523	(63,789)	(45,889)

Advances due to director forgiven	-	-	46,144	-	46,144
Net loss for the year	-	-	-	(20,863)	(20,863)

Balance, June 30, 2003	5,376,500	5,377	58,667	(84,652)	(20,608)

Net loss for the year	-	-	-	(20,766)	(20,766)

Balance, June 30, 2004	5,376,500	5,377	58,667	(105,418)	(41,374)

Net loss for the period	-	-	-	(8,712)	(8,712)

Balance, December 31, 2004	5,376,500	$5,377	$58,667	$(114,130)	$(50,086)

F-5

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.      BASIS OF PRESENTATION

The unaudited interim financial statements as of December 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2004 audited financial statements and notes thereto.

2.      NATURE OF OPERATIONS

         a)   Organization

               The Companywas incorporated in the State of Nevada, U.S.A., on July 14, 1999.

         b)   Going Concern

   The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $ 114,130 for the period from July 14, 1999 (inception) to December 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

F-6

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.      SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        e)    Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been

F-7

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2004, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

F-8

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

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

Results of Operations

We did not earn any revenues during the three or six month period ending December 31, 2004.

We incurred expenses in the amount of $3,182 for the three month period ended December 31, 2004, compared to expenses of $3,972 for the three month period ended December 31, 2003. Our expenses for the three month period ended December 31, 2004 were primarily attributable to paying professional fees. For the three month period ended December 31, 2004, we incurred professional fees in the amount of $3,134. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss of $3,182 for the three month period ended December 31, 2004, compared to a loss of $3,972 for the three month period ended December 31, 2003. Our losses have been attributable entirely to operating expenses.

4

Liquidity and Capital Resources

As of December 31, 2004, we had cash in the amount of $1,699. As of December 31, 2004, we had total liabilities in the amount of $51,785.

We had a working capital deficit of $50,086 as of December 31, 2004. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 3.             CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. John E. Cooper. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

6

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEDONA SOFTWARE SOLUTIONS, INC.

Date:     February 8, 2005

By:   /s/ John E. Cooper
        John E. Cooper,
        President and Director
        Chief Executive Officer and Chief Financial Officer
        (Principal Executive Officer)
        (Principal Accounting Officer)

7