Form 10QSB
period 2005-03-31
SEDONA SOFTWARE SOLUTIONS INC
filed 2005-05-13
CIK 1100131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

Commission File Number: 000-33369

Sedona Software Solutions, Inc.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0226926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

503-1755 Robson Street, Vancouver, British Columbia, Canada V6G 3B7
(Address of principal executive offices)

(604) 681-6334
(Issuer’s telephone number)
_______________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,376,500 common shares as of March 31, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31	JUNE 30
	2005	2004
		(Audited)
ASSETS

Current
Cash	$314	$12,662

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,247	$3,710
Advances due to director (Note 4)	50,326	50,326
	54,573	54,036

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
70,000,000 common shares, par value $0.001 per share
5,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
5,376,500 common shares	5,377	5,377

Additional paid-in capital	58,667	58,667

Deficit Accumulated During The Development Stage	(118,303)	(105,418)
	(54,259)	(41,374)

	$314	$12,662

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					DATE OF
					INCEPTION
					JULY 14
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31		MARCH 31
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	$-	$-	$-	$-	$2,500
Option payments	-	-	-	-	4,430
Professional fees	4,100	1,069	12,684	15,043	105,676
Bank charges and office	23	56	101	645	2,212
Transfer fees	50	-	100	1,850	3,485

Net Loss For The Period	$4,173	$1,125	$12,885	$17,538	$118,303

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	5,376,500	5,376,500	5,376,500	5,376,500

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					DATE OF
					INCEPTION
					JULY 14
	THREE MONTHS ENDED		NINE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31		MARCH 31
	2005	2004	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(4,173)	$(1,125)	$(12,885)	$(17,538)	$(118,303)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	2,788	(6,032)	537	(8,706)	4,247
Advances due to director	-	9,687	-	39,897	96,470
	(1,385)	2,530	(12,348)	12,653	(17,586)

Cash Flows From Financing Activity
Issue of common shares	-	-	-	-	17,900

(Decrease) Increase In Cash	(1,385)	2,530	(12,348)	12,653	314

Cash, Beginning Of Period	1,699	10,150	12,662	27	-

Cash, End Of Period	$314	$12,680	$314	$12,680	$314

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

				CUMULATIVE
				DEFICIT, PERIOD
				FROM DATE OF
				INCEPTION
	COMMON STOCK			JULY 14, 1999
			ADDITIONAL	TO
			PAID-IN	MARCH
	SHARES	AMOUNT	CAPITAL	31, 2005	TOTAL

Shares issued for services	2,500,000	$2,500	$-	$-	$2,500
Shares issued for cash at $0.001	2,750,000	2,750	-	-	2,750
Shares issued for cash at $0.10	126,500	127	12,523	-	12,650
Net loss for the year	-	-	-	(9,487)	(9,487)

Balance, June 30, 2000	5,376,500	5,377	12,523	(9,487)	8,413

Net loss for the year	-	-	-	(23,539)	(23,539)

Balance, June 30, 2001	5,376,500	5,377	12,523	(33,026)	(15,126)

Net loss for the year	-	-	-	(30,763)	(30,763)

Balance, June 30, 2002	5,376,500	5,377	12,523	(63,789)	(45,889)

Advances due to director forgiven	-	-	46,144	-	46,144

Net loss for the year	-	-	-	(20,863)	(20,863)

Balance, June 30, 2003	5,376,500	5,377	58,667	(84,652)	(20,608)

Net loss for the year	-	-	-	(20,766)	(20,766)

Balance, June 30, 2004	5,376,500	5,377	58,667	(105,418)	(41,374)

Net loss for the period	-	-	-	(12,885)	(12,885)

Balance March 31, 2005	5,376,500	$5,377	$58,667	$(118,303)	$(54,259)

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

1	BASIS OF PRESENTATION

The unaudited interim financial statements as of March 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2004 audited financial statements and notes thereto.

2.	NATURE OF OPERATIONS

a)	Organization

The Company was incorporated in the State of Nevada, U.S.A., on July 14, 1999.

b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $118,303 for the period from July 14, 1999 (inception) to March 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005
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

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2005, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005
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

Item 2. Plan of Operation

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

We had the right to acquire Autonet from Markatech Industries Corp. under an option agreement. Markatech is the owner and developer of the Autonet Parking Violation Management system software and is a Vancouver, Canada, based technologies firm. Additionally, we entered into a Licensing, Development and Marketing Agreement under which Markatech was to continue developing the Autonet system to meet the requirements of the current market-dictated digital communications environment. Our option to acquire all rights, title, and interest in Autonet expired on July 1, 2003. We no longer have any agreement with Markatech. We are in the process of evaluating other business opportunities and seeking new management.

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

Plan of Operation

We currently have no business activities. Our plan of operations is to continue our attempts to identify and evaluate other businesses and technology opportunities and to secure new management to help in this regard. At the present time, we have not identified any other businesses or technology opportunities.

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

We currently have forecasted the expenditure of approximately $20,000 during the next six to twelve months in order to remain in compliance with the reporting requirements of the Securities Exchange Act of 1934 and to identify additional businesses and technology for acquisition. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Currently, all our funding needs are being supplied through demand loans made by our sole officer and sole director, John E. Cooper. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market. If we are successful and identify a business or technology to acquire, we will need additional financing to complete this acquisition.

We do not anticipate purchasing any real property or significant equipment during the next 12 months.

At the present time we have no employees other than our sole officer and director, Mr. John E. Cooper. We do not anticipate hiring any employees until such time as we are able acquire any additional businesses and/or technology, but are seeking a change in management.

Results of Operations

We did not earn any revenues during the three or nine month period ending March 31, 2005.

We incurred expenses in the amount of $4,173 for the three month period ended March 31, 2005, compared to expenses of $1,125 for the three month period ended March 31, 2004. Our expenses for the three month period ended March 31, 2005 were primarily attributable to professional fees. For the three month period ended March 31, 2005, we incurred professional fees in the amount of $4,100. We anticipate our operating expenses will increase as we undertake actual operations.

We incurred a loss of $4,173 for the three month period ended March 31, 2005, compared to a loss of $1,125 for the three month period ended March 31, 2003. Our losses have been attributable entirely too operating expenses.

Liquidity and Capital Resources

As of March 31, 2005, we had cash in the amount of $314. As of March 31, 2005, we had total liabilities in the amount of $54,573.

We had a working capital deficit of $54,259 as of March 31, 2005. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. John E. Cooper. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Date:    May 8, 2005

By:            /s/ John E. Cooper
             John E. Cooper,
             President and Director
                 Chief Executive Officer and Chief Financial Officer
                 (Principal Executive Officer)
                 (Principal Accounting Officer)