Form 10KSB
period 2005-06-30
SEDONA SOFTWARE SOLUTIONS INC
filed 2005-12-01
CIK 1100131

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005

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

3273 E. Warm Springs, Rd.
Las Vegas, Nevada 89120
(Address of principal executive offices)

(702) 312-6255
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No __X__

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $138 as of November 29, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,376,500 Common Shares as of November 29, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

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

Significant Employees

We have no significant employees other than our sole officer and director, Mr. David Clark.

Research and Development

We have incurred no research and development expenditures during the fiscal years ended June 30, 2005 or 2004.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

We do not lease or own any real estate property. At the present time, we maintain offices at the offices of our majority shareholder, Cane Clark LLP.

ITEM 3.  LEGAL PROCEEDINGS.

We are aware that a formal order of investigation by the SEC was entered in the matter titled "Sedona Software Solutions, Inc. / HO-9634." In accordance with this investigation, Mr. John E. Cooper, our former Chief Executive and Financial Officer, testified before the SEC on February 11, 2003 in regard to this matter. On June 7, 2005, Mr. Cooper received notice from the staff at the SEC that it intends to recommend that the Commission file a civil action in U.S. District Court seeking the following:

• A permanent injunction pursuant to Section 20(b) of the Securities Act of 1933 (“Securities Act”) and Section 21(d)(1) of the Securities Exchange Act for the following conduct in or about January 2003:

1.
Violating Sections 5(a) and 5(c) of the Securities Act by offering and selling shares of Sedona Software Solutions, Inc. (“Sedona”) without a registration statement or proper exemption from registration;

2.	Violation Section 13(d) of the Exchange Act and Rule 13d-2 thereunder by failing to file an amended Schedule 13D with the Commission to report sales of Sedona stock;
3.	Violating Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 thereunder by failing to make proper filing with the Commission disclosing sales and annual ownership of Sedona stock;
4.
Aiding and abetting Sedona’s violation of Section 13(a) of the Exchange Act and Rule 13a-11 thereunder by failing to file a current report on Form 8-K with the Commission disclosing that Sedona had been sold and that Mr. Cooper had resigned as chairman and CEO on the company (and was later reinstated as such).

• Disgorgement (including pre-judgment interest) of profits received in connection with unlawful sales of Sedona stock in or about January 2003;

• The imposition of civil penalties pursuant to Section 20(d) of the Sections Act and Section 21(d)(3) of the Exchange Act; and

• A permanent bar to Section 20(g) of the Securities Act and Section 21(d)(6) of the Exchange Act prohibiting Mr. Cooper from participating in penny stock offerings.

On June 23, 2005, our legal counsel received correspondence from the SEC indicating that the Commission intends to recommend enforcement action against the Company. The SEC further indicated that the Commission intends to file a civil action in the United States District Court to seek a permanent injunction against us pursuant to Section 20(b) of the Securities Act of 1933 and Section 21(d)(1) of the Exchange Act of 1934 for violations of Section 5(a) and 5(c) of the Securities Act, and Section 13(a) of the Exchange Act and Rule 13a-11 thereunder.

Since then, management has discussed possible resolutions with the SEC staff. Those discussions are ongoing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Subsequent to the reporting period on September 6, 2005, we held our annual shareholders meeting. At this meeting, the shareholders voted on the following actions:

1.	The election of directors; and
2.	The approval of a reverse stock split at a rate of 5 to 1.

No other matters were submitted to our stockholders for a vote during the September 6, 2005 meeting. There were 3,001,200 shares represented either in person or by proxy at this meeting, representing approximately 55% of our outstanding common stock on the record date for the meeting. 3,001,200 voted in favor of electing Mr. David Clark as director with no votes against or abstentions. With respect to the proposal of a reverse stock split, 3,001,200 voted in favor, 100 shares voted against, and there were no absentsions.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is quoted on the pink sheets, under the trading symbol SDSW.PK (formally SSSI.PK). The following table lists the range of high and low bid information for our common equity for each quarter within the last two fiscal years for which such information was available:

	High Bid	Low Bid
Quarter ended September 30, 2003	$0.05	$0.00
Quarter ended December 31, 2003	$0.55	$0.00
Quarter ended March 31, 2004	$0.30	$0.00
Quarter ended June 30, 2004	$0.01	$0.00

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

Holders of Common Stock

As of June 30, 2005, there were 16 record holders of our common stock.

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

We have not previously declared or paid any dividends on its common stock and do not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  PLAN OF OPERATION.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Change in Control

Upon the close of a Share Transfer Agreement effective May 13, 2005, John E. Cooper, our former sole director and officer, transferred his 3,000,000 shares of common stock in the Company to Cane Clark, LLP, legal counsel for the Company for several years. In connection with the transfer of shares, Mr. Cooper also assigned a promissory note dated May 1, 2005 to Cane Clark, LLP. As part of the same transaction, Mr. Cooper’s two sons and prior directors of the Company, Andrew J. Cooper and Gordon E. Cooper, each transferred his 500,000 shares of common stock in the Company to Cane Clark, LLP. In consideration for the aggregate 4,000,000 shares, Cane Clark, LLP agreed to forgive accrued legal fees incurred by the Company, which the Company was unable to afford, and provide future services. In further consideration for the aggregate 4,000,000 shares, Cane Clark, LLP agreed to pay John E. Cooper, Andrew J. Cooper, and Gordon E. Cooper the total sum of $100,000.00 out of the proceeds of any resale of the shares.

We believe that the consummation of the Share Transfer Agreement represents a change of control of the Company. Upon the close of the Share Transfer Agreement effective May 13, 2005, Cane and Clark, LLP now owns approximately 74.4% of the voting shares of our Company.

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

At the present time we have no employees other than our sole officer and director, Mr. David Clark. We do not anticipate hiring any employees until such time as we are able acquire any additional businesses and/or technology.

Results of Operations

We did not earn any revenues during the fiscal years ending June 30, 2005 or 2004. We have not generated any revenue since our inception.

We incurred expenses in the amount of $36,109 for the fiscal year ended June 30, 2005, compared to expenses of $20,766 for the fiscal year ended June 30, 2004. Our expenses for the fiscal year ended June 30, 2005 were primarily attributable to paying professional fees. We incurred $33,951 in professional fees for the fiscal year ended June 30, 2005. We anticipate our operating expenses will increase if we are successful and identify a business or technology to acquire.

We incurred a loss of $36,109 for the fiscal year ended June 30, 2005, compared to a loss of $20,766 for the fiscal year ended June 30, 2004. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of June 30, 2005, we had cash in the amount of $270 compared to cash of $12,662 as of June 30, 2004. We had a working capital deficit of $63,081 as of June 30, 2005, compared to a working capital deficit in the amount of $41,374 as of June 30, 2004. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Going Concern

Our independent certified public accountants have stated in their Auditor’s Report included in this Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. As of June 30, 2005, we have a net loss of $141,517 since our inception and have no sales. Our future is dependent on our ability to obtain financing and develop new business opportunities into future profitable operations.

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

ITEM 7.  FINANCIAL STATEMENTS.

The following financial statements, financial statement schedules and supplementary date are included:

F-1  Independent Auditors’ Report

Audited Financial Statements:

F-2  Balance Sheets - June 30, 2005 and June 30, 2004

F-3  Statements of Operations - Years Ended June 30, 2005 and June 30, 2004

F-4  Statements of Cash Flows - Years Ended June 30, 2005 and June 30, 2004

F-5  Statement of Changes in Stockholders’ Deficiency - Years Ended June 30, 2005 and June 30, 2004

F-6  Notes to Consolidated Financial Statements

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Director of
Sedona Software Solutions, Inc.
(A development stage company)

We have audited the accompanying balance sheets of Sedona Software Solutions, Inc. (a development stage company) as at June 30, 2005 and 2004, and the related statements of operations, cash flows, and stockholders’ deficiency for each of the two years in the periods ended June 30, 2005 and 2004, and for the cumulative period from inception, July 14, 1999 to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2005 and 2004, and the results of its operations and its cash flows for the periods indicated in conformity with U.S. generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company incurred a net loss of $141,527 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada “Morgan & Company”

November 18, 2005Chartered Accountants

Tel: (604) 687-5841                                                                                                                                             P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075                                                                                                                                       Suite 1488 - 700 West Georgia Street
www.morgan-cas.com                                                                                                                                       Vancouver, B.C. V7Y 1A1

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	JUNE 30
	2005	2004

ASSETS

Current
Cash	$270	$12,662

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,086	$3,710
Due to related parties (Note 3)	58,265	50,326
	63,351	54,036

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
70,000,000 common shares, par value $0.001 per share
5,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
1,075,304 common shares (post reverse stock split)	1,075	1,075

Additional paid-in capital	77,371	62,969

Deficit Accumulated During The Development Stage	(141,527)	(105,418)
	(63,081)	(41,374)

	$270	$12,662

The accompanying notes are an integral part of these financial statements

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			INCEPTION
			JULY 14
	YEARS ENDED		1999 TO
	JUNE 30		JUNE 30
	2005	2004	2005

Revenue	$-	$-	$-

Expenses
Consulting fees	-	-	2,500
Option payments	-	-	4,430
Professional fees	33,951	18,253	126,943
Interest expense (Note 3)	1,863	-	1,863
Bank charges and office	120	663	2,231
Transfer fees	175	1,850	3,560

Net Loss For The Year	$36,109	$20,766	$141,527

Basic and Diluted Loss Per Share	$(0.03)	$(0.01)

Weighted Average Number Of Shares Outstanding	1,075,304	1,075,304

The accompanying notes are an integral part of these financial statements

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			INCEPTION
			JULY 14
	YEARS ENDED		1999 TO
	JUNE 30		JUNE 30
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the year	$(36,109)	$(20,766)	$(141,527)
Non-cash items:
Shareholder debt forgiven (Note 3)	8,811	-	8,811
Beneficial conversion feature of convertible notes recorded as interest expense (Note 3)	1,863	-	1,863

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	1,376	(5,496)	5,086
Amounts due to related parties	11,667	-	61,993
Advances due to former director	-	38,897	46,144
	(12,392)	12,635	(17,630)

Cash Flows From Financing Activity
Issue of common shares	-	-	17,900

Increase (Decrease) In Cash	(12,392)	12,635	270

Cash, Beginning Of Year	12,662	27	-

Cash, End Of Year	$270	$12,662	$270

Supplemental Disclosure of Cash Flow Information

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

JUNE 30, 2005
(Stated in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL
			PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Beginning balance	-	$-	$-	$-	$-

Shares issued for services	500,000	500	2,000	-	2,500
Shares issued for cash at $0.001	550,000	550	2,200	-	2,750
Shares issued for cash at $0.50	25,304	25	12,625	-	12,650
Net loss for the period	-	-	-	(9,487)	(9,487)

Balance, June 30, 2000	1,075,304	1,075	16,825	(9,487)	8,413

Net loss for the year	-	-	-	(23,539)	(23,539)

Balance, June 30, 2001	1,075,304	1,075	16,825	(33,026)	(15,126)

Net loss for the year	-	-	-	(30,763)	(30,763)

Balance, June 30, 2002	1,075,304	1,075	16,825	(63,789)	(45,889)

Advances due to director forgiven	-	-	46,144	-	46,144
Net loss for the year	-	-	-	(20,863)	(20,863)

Balance, June 30, 2003	1,075,304	1,075	62,969	(84,652)	(20,608)

Net loss for the year	-	-	-	(20,766)	(20,766)

Balance, June 30, 2004	1,075,304	1,075	62,969	(105,418)	(41,374)

Shareholder debt forgiven (Note 3)	-	-	8,811	-	8,811
Net loss for the year	-	-	-	(36,109)	(36,109)
Debt discount resulting from beneficial conversion feature of convertible note	-	-	5,591	-	5,591

Balance, June 30, 2005	1,075,304	1,075	$77,371	$(141,527)	(63,081)

The accompanying notes are an integral part of these financial statements

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

a)	Organization

The Company was incorporated in the State of Nevada, U.S.A., on July 14, 1999. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 - “Accounting and Reporting by Development Stage Enterprises”, is considered a development stage company. The Company was organized to pursue the acquisition and development of certain technology known as Autonet Parking Ticket Violation Management Systems (“Autonet”). During the year ended June 30, 2004, the Company’s option to acquire the rights, title and interest in Autonet expired, and the Company is seeking new business opportunities.

Subsequent to the year end, on September 6, 2005, the Company consolidated its issued and outstanding common shares on a 1 new share for 5 old share basis. All common stock and per share amounts referred to in these financial statements have been adjusted to reflect the stock consolidation.

b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $141,527 for the period from July 14, 1999 (inception) to June 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

JUNE 30, 2005 AND 2004
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

The Company expenses all costs related to the maintenance of option agreements entered into prior to the date the commercial feasibility of an optioned technology is proven.

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

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and amounts due to related parties.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004
(Stated in U.S. Dollars

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2005, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

f)	Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

g)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R - “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 - “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25 - “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Recent Accounting Pronouncements (Continued)

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during implementation of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153 - “Exchanges of Non-Monetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29 - “Accounting for Non-Monetary Transactions” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

3.	RELATED PARTY TRANSACTIONS

Amounts due to related parties as disclosed in the balance sheet comprise the following:

	2005	2004

Convertible note payable to Cane Clark LLP	$50,326	$-
Debt discount resulting from beneficial conversion feature	(5,591)	-
Amortization of debt discount	1,863	-
Amounts due to Cane Clark LLP	11,667	-
Amounts due to former director	-	50,326
	$58,265	$50,326

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004
(Stated in U.S. Dollars)

3.	RELATED PARTY TRANSACTIONS (Continued)

On May 13, 2005, Cane Clark LLP acquired 74.4% of the issued and outstanding Common shares of the Company. As part of the acquisition agreement the note due to the former director of the Company was assigned to Cane Clark LLP, and amounts payable due to Cane Clark LLP in the amount of $8,811 were forgiven. The amount of accounts payable forgiven on the acquisition of control was transferred to additional paid in capital.

The Convertible note payable is interest free, unsecured and falls due on October 1, 2005. The note may be converted, at the option of the holder, into common stock at a discount of 10% to the current market price, providing the discount does not exceed $0.20 per share. The Company is in default with respect to the settlement of this note and the holder has not demanded repayment.

During the year ended June 30, 2005, including the $8,811 of professional fees forgiven on acquisition of control, on May 13, 2005 the Company incurred $20,478 (2004- $nil) in professional fees to Cane Clark LLP, the controlling shareholder of the Company.

4.	CONTINGENCY

The Company and a former director have been served with a formal notice of investigation by the Securities Exchange Commission with regard to certain violations of the Securities Act of 1933. The Company’s legal counsel for the Company has advised that, at this stage of the proceedings, they cannot offer an opinion as to the probable outcome of the investigation. The Company has agreed to incur, on behalf of the former director, all costs associated with the investigation. As of June 30, 2005, no accrual for costs has been made in these financial statements as the cost cannot be reasonably determined.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants on accounting and financial disclosures.

ITEM 8A.  CONTROLS AND PROCEDURES.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The name, age, and offices of the sole Director and executive officer of the Company are set forth below:

Name	Age	Position with the Company
David Clark	34	President, Chief Executive Officer, Chief Financial Officer and Director

On May 13, 2005, Mr. John E. Cooper resigned as our President, Chief Executive Officer, Chief Financial Officer and Director.

Set forth below is a brief description of the background and business experience of David Clark for the past five years.

David Clark. Mr. Clark was awarded his MBA in 1998 from Brigham Young University, Marriott School of Management. From August 2000 to March 2001, Mr. Clark served as Manager of Corporate Communications for SkyWest Airlines. From March 2001 to March 2003, he served as a general business consultant in Las Vegas, Nevada. From March 2003 to March 2005, he founded and ran Nevada Family Magazine. He sold his ownership interest in Jan 2004, but continued to publish the magazine as publisher and editor-in-chief for the new owners (Mach One Media, LLC) until March of 2004. Mr. Clark is currently working for DCFive Publishing and DCFive Consulting, engaging in custom publishing and business consulting, as the only partner of the company.

Term of Office

Our Directors are elected for one-year terms, to hold office until the next annual general meeting of the shareholders, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

The entire board of directors performs the functions of an audit committee. We do not have a separately-designated standing audit committee or an audit committee financial expert as the term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Involvement in Certain Legal Proceedings

Other than as disclosed below and to the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

In accordance with this investigation, Mr. John E. Cooper, our former Chief Executive and Financial Officer, testified before the SEC on February 11, 2003 in regard to this matter. On June 7, 2005, Mr. Cooper received notice from the staff at the SEC that it intends to recommend that the Commission file a civil action in U.S. District Court seeking the following:

• A permanent injunction pursuant to Section 20(b) of the Securities Act of 1933 (“Securities Act”) and Section 21(d)(1) of the Securities Exchange Act for the following conduct in or about January 2003:

1.
Violating Sections 5(a) and 5(c) of the Securities Act by offering and selling shares of Sedona Software Solutions, Inc. (“Sedona”) without a registration statement or proper exemption from registration;

2.	Violation Section 13(d) of the Exchange Act and Rule 13d-2 thereunder by failing to file an amended Schedule 13D with the Commission to report sales of Sedona stock;

3.	Violating Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 thereunder by failing to make proper filing with the Commission disclosing sales and annual ownership of Sedona stock;

4.	Aiding and abetting Sedona’s violation of Section 13(a) of the Exchange Act and Rule 13a-11 thereunder by failing to file a current report on Form 8-K with the

Commission disclosing that Sedona had been sold and that Mr. Cooper had resigned as chairman and CEO on the company (and was later reinstated as such).

• Disgorgement (including pre-judgment interest) of profits received in connection with unlawful sales of Sedona stock in or about January 2003;

• The imposition of civil penalties pursuant to Section 20(d) of the Sections Act and Section 21(d)(3) of the Exchange Act; and

• A permanent bar to Section 20(g) of the Securities Act and Section 21(d)(6) of the Exchange Act prohibiting Mr. Cooper from participating in penny stock offerings.

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

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
David Clark Chief Executive Officer, Chief Financial Officer, and Director	1	0	0
John E. Cooper Former Chief Executive Officer, Chief Financial Officer, and Director	1	1	1

Code of Ethics Disclosure Compliance

We adopted a Code of Ethics for Financial Executives, which include our Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The code of ethics was filed as an exhibit to the annual report on Form 10-KSB for the fiscal year ended June 30, 2004 filed with the SEC on September 15, 2004.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes the compensation earned for services rendered for the fiscal year ended June 30, 2003, June 30, 2004 and June 30, 2005. There has been no compensation earned for services rendered by our named Directors.

 Annual Compensation                               Long-Term Compensation
Name	Title	Year	Salary	Bonus	Other Compensation	Annual Awarded	Restricted Stock Options / SARs (#)	LTIP Payouts	All Other Compensation
David Clark	CEO, CFO, Director	2003 2004 2005	n/a n/a $0	n/a n/a $0	n/a n/a $0	n/a n/a $0	n/a n/a $0	n/a n/a $0	n/a n/a $0
John E. Cooper	Former CEO, CFO, Director	2003 2004 2005	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

Stock Option Grants

We did not grant any stock option to the executive officers during our most recent fiscal year ended June 30, 2005. We have also not granted any stock option to the executive officers since June 30, 2005.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Common Stock	Cane Clark, LLP 3273 E. Warm Springs Rd. Las Vegas, Nevada 89120	4,000,000	74%
Common Stock	David Clark 3273 E. Warm Springs Rd. Las Vegas, Nevada 89120	0	0%
	Officers and Directors
Common Stock	All Officers and Directors as a Group (1 person)	0	0%

(1)
Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2005. As of June 30, 2005, there were 5,376,500 shares of our common stock issued and outstanding.

Equity Compensation Plans

We have no equity compensation plans.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as provided below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

Upon the close of the Share Transfer Agreement effective May 13, 2005, John E. Cooper, our former sole director and officer, transferred his 3,000,000 shares of common stock in the Company to Cane Clark LLP, legal counsel for the Company for several years. In connection with the transfer of shares, Mr. Cooper also assigned a promissory note dated May 1, 2005 to Cane Clark LLP. This convertible promissory note is in the amount of $50,326.00 and in favor of Mr. Cooper for debt the Company owed to Mr. Cooper for funding our expenses. The convertible promissory note is due and payable on October 1, 2005 and may be converted into equity of the Company at a rate of 10% discount to the current market price of our common stock, but no more than $0.20 per share at any time while the note remains unpaid.

As part of the same transaction, Mr. Cooper’s two sons and prior directors of the Company, Andrew J. Cooper and Gordon E. Cooper, each transferred his 500,000 shares of common stock in the Company to Cane Clark, LLP. In consideration for the aggregate 4,000,000 shares, Cane Clark LLP agreed to forgive accrued legal fees incurred by the Company, which the Company was unable to afford, and provide future legal services. Through the end of May 2005, the Company owed legal fees to Cane Clark, LLP in the amount of $28,265.80 for legal services rendered. Future legal services over the next few months are estimated to be $10,000 - $20,000 principally in connection with fulfilling the Company’s basic reporting obligations under the 1934 Exchange Act and the general handling of its corporate legal affairs. In further consideration for the aggregate 4,000,000 shares, Cane Clark, LLP agreed to pay John E. Cooper, Andrew J. Cooper, and Gordon E. Cooper the total sum of $100,000 out of the proceeds of any resale of the shares.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

Exhibit Number	Description of Exhibit
14.1	Code of Ethics [1]
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Previously filed as exhibit 14.1 to the annual report on Form 10-KSB filed with the SEC on
September 22, 2005

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended June 30, 2004 and 2005 were $2,575 and $2,500 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2004 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2004 and 2005 were $0 and $0 respectively.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sedona Software Solutions, Inc.

Dated: November 30, 2005

By: /s/ David Clark
David Clark
President, Chief Financial Officer
(Principal Executive Officer)
(Principle Accounting Officer)