Form 10QSB
period 2005-09-30
SEDONA SOFTWARE SOLUTIONS INC
filed 2006-03-01
CIK 1100131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,376,500 common shares as of February 6, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of September 30, 2005.
(b)	Statements of Operations for the three months ended September 30, 2005 and 2004;
(c)	Statements of Cash Flows for the three months ended September 30, 2005 and 2004;
(d)	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

SEDONA SOFTWARE SOLUTIONS, INC.
(a Development Stage Company)
Balance Sheet
(Unaudited)
(Stated in U.S. Dollars)

		June 30,
	September 30,	2005
	2005	(Audited)
ASSETS

Current
Cash	$258	$270

	$258	$270

LIABILITIES

Current
Accounts payable and accrued liabilities	5,786	5,086
Due to related parties (Note 4)	$63,973	$58,265

	$69,759	$63,351

STOCKHOLDERS' DEFICIENCY

Share Capital
Authorized:
70,000,000 common shares, par value $0.001 per share
5,000,000 preferred shares, par value $0.001 per share

Issued and outstanding
1,075,304 common shares (post reverse stock split)	1,075	1,075

Additional paid-in capital	77,371	77,371

Deficit Accumulated During the Development Stage	$(147,947)	$(141,527)
	(69,501)	(63,081)

	$258	$270

The accompanying notes are an integral part of these financial statements.

SEDONA SOFTWARE SOLUTIONS, INC.
(a Development Stage Company)
Statements of Operations
(Unaudited)
(Stated in U.S. Dollars)

			July 14, 1999
	Three months ended	Three months ended	(Inception) to
	September 30,	September 30,	September 30,
	2005	2004	2005

Revenue	$-	$-	$-

Expenses
Consulting fees	$-	$-	$2,500
Option payments	-	-	4,430
Professional fees	6,408	5,450	133,351
Interest expense	-	-	1,863
Bank charges and office	12	55	2,243
Transfer fees	-	25	3,560
Total expenses	6,420	5,530	147,947

Net (loss)	$(6,420)	$(5,530)	$(147,947)

Net Loss for the Period	$(6,420)	$(5,530)	$(147,947)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.14)

Weighted Average Number of Shares Outstanding	1,075,304	1,075,304	1,075,304

The accompanying notes are an integral part of these financial statements.

SEDONA SOFTWARE SOLUTIONS, INC.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)
(Stated in U.S. Dollars)

July 14, 1999

Three months ended
Three months ended
(Inception) to

September 30,
September 30,
September 30,

2005
2004
2005

 Cash Flows From Operating Activities

 Net loss for the period
$
(6,420)

$
(5,530)

$
(147,947)

 Membership units issued in exchange for expenses
-
-
-

 Adjustments to reconcile net income (loss) to

 net cash provided (used) by operating activities:

 Non-cash items:

 Shareholder debt forgiven (Note 3)
-
-
8,811

   Beneficial conversion feature of convertible

   notes recorded as interest expense (Note 3)
-
-
1,863

 Adjustments To Reconcile Net Loss To Net Cash

 Used By Operating Activities

 Accounts payable and accrued liabilities
700
2,297
5,786

 Amounts due to related parties
5,708
-
67,701

 Advance due to former director
-
-
46,144

 Net cash (used) by operating activities
(12)

(3,233)

(17,642

 Cash Flows From Financing Activities

 Issue of common shares
-
-
17,900

 Net cash provided by financing activities
-
-
17,900

 Net increase (decrease) in cash
(12)

(3,233)

258

 Cash - beginning
270
12,662
-

 Cash - ending
$
258
$
9,429
$
258

 Supplemental disclosures:

 Interest paid
$
-
$
-
$
-

 Income taxes paid
$
-
$
-
$
-

The accompanying notes are an integral part of these financial statements.

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Stated in U.S. Dollars)

1	BASIS OF PRESENTATION

The unaudited interim financial statements as of September 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2005 audited financial statements and notes thereto.

2.	NATURE OF OPERATIONS

a)	Organization

The Company was incorporated in the State of Nevada, U.S.A., on July 14, 1999.

b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $147,947 for the period from July 14, 1999 (inception) to September 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.

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

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2005, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.	RELATED PARTY TRANSACTIONS

Amounts due to related parties as disclosed in the balance sheet comprise the following:

September 30, 2005

Convertible note payable to Cane Clark LLP	$50,326
Debt discount resulting from beneficial conversion feature	(5,591)
Amortization of debt discount	1,863
Amounts due to Cane Clark LLP	17,375
Amounts due to former director	-
$63,973

The Convertible note payable is interest free, unsecured and falls due on October 1, 2005. The note may be converted, at the option of the holder, into common stock at a discount of 10% to the current market price, providing the discount does not exceed $0.20 per share. The Company is in default with respect to the settlement of this note and the holder has not demanded repayment.

During the three month period ended September 30, 2005, the Company incurred $5,708 in professional fees to Cane Clark LLP, the controlling shareholder of the Company, increasing the total amounts due to Cane Clark, LLP to $17,375.

5.	CONTINGENCY

The Company and a former director have been served with a formal notice of investigation by the Securities Exchange Commission with regard to certain violations of the Securities Act of 1933. The Company’s legal counsel for the Company has advised that, at this stage of the proceedings, they cannot offer an opinion as to the probable outcome of the investigation. The Company has agreed to incur, on behalf of the former director, all costs associated with the investigation. As of September 30, 2005, no accrual for costs has been made in these financial statements as the cost cannot be reasonably determined.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

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

Plan of Operation
We currently have no business activities. Our plan of operations is to continue our attempts to identify and evaluate businesses and technology opportunities and make arrangements to acquire one that is consistent with our expertise and income needs. At the present time, we have not identified any other businesses or technology opportunities that management believes in consistent with our expertise and income needs.

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

We do not anticipate purchasing any real property or significant equipment during the next 12 months. At the present time we have no employees other than our sole officer and director, Mr. David Clark. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Results of Operations

We did not earn any revenues during the three months ended September 30, 2005 and have not earned any revenues since our inception on July 19, 1999.

We incurred expenses in the amount of $6,420 for the three month period ended September 30, 2005, compared to expenses of $5,530 for the three month period ended September 30, 2004. Our expenses for the three month period ended September 30, 2005 were entirely attributable to paying professional fees. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss of $6,420 for the three month period ended September 30, 2005, compared to a loss of $5,530 for the three month period ended September 30, 2004. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of September 30, 2005, we had cash in the amount of $258 As of September 30, 2005, we had total liabilities in the amount of $69,759.

We had a working capital deficit of $69,501 as of September 30, 2005. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Clark. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

On June 23, 2005, the SEC sent a letter confirming a telephone conversation between SEC staff and the Company’s securities counsel indicating that the Commission intends to recommend enforcement action against the Company. The SEC further indicated that the Commission intends to file a civil action in the United States District Court to seek a permanent injunction against the Company pursuant to Section 20(b) of the Securities Act and Section 21(d)(1) of the Exchange Act for violations of Section 5(a) and 5(c) of the Securities Act, and Section 13(a) of the Exchange Act and Rule 13a-11 thereunder.

Since then, management has discussed possible resolutions with the Staff of the SEC. Those discussions are ongoing.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

Subsequent to the reporting period on September 6, 2005, we held our annual shareholders meeting. At this meeting, the shareholders voted on the following actions:

1.	The election of directors; and
2.	The approval of a reverse stock split at a rate of 5 to 1.

No other matters were submitted to our stockholders for a vote during the September 6, 2005 meeting. There were 3,001,200 shares represented either in person or by proxy at this meeting, representing approximately 55% of our outstanding common stock on the record date for the meeting. 3,001,200 voted in favor of electing Mr. David Clark as director with no votes against or abstentions. With respect to the proposal of a reverse stock split, 3,001,200 voted in favor, 100 shares voted against, and there were no abstentions.

Item 5.     Other Information

None

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

Sedona Software Solutions, Inc.

Date:	February 28, 2006

By: /s/ David Clark David Clark Title: Chief Executive Officer, Chief Financial Officer, and Director