Form 10QSB
period 2005-12-31
SEDONA SOFTWARE SOLUTIONS INC
filed 2006-03-01
CIK 1100131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of December 31, 2005.
(b)	Statements of Operations for the three and six months ended December 31, 2005 and 2004;
(c)	Statements of Cash Flows for the six months ended December 31, 2005 and 2004;
(d)	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

SEDONA SOFTWARE SOLUTIONS, INC.
(a Development Stage Company)
Balance Sheet
(Unaudited)
(Stated in U.S. Dollars)

	December 31,	June 30, 2005
	2005	(Audited)
ASSETS

Current
Cash	$258	$270

	$258	$270

LIABILITIES

Current
Accounts payable and accrued liabilities	5,007	5,086
Due to related parties (Note 4)	$76,366	$58,265

	$81,373	$63,351

STOCKHOLDERS' DEFICIENCY

Share Capital
Authorized:
70,000,000 common shares, par value $0.001 per share
5,000,000 preferred shares, par value $0.001 per share

Issued and outstanding
1,075,304 common shares (post reverse stock split)	1,075	1,075

Additional paid-in capital	77,371	77,371

Deficit Accumulated During the Development Stage	$(159,561)	$(141,527)
	(81,115)	(63,081)

	$258	$270

The accompanying notes are an integral part of these financial statements.

SEDONA SOFTWARD SOLUTIONS, INC.
(a Development Stage Company)
Statements of Operations
(Unaudited)
(Stated in U.S. Dollars)

	Three months ended	Three months ended	Six months ended	Six months ended	July 14, 1999 (inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	$-	$-	$-	$-	$2,500
Option payments	-	-	-	-	4,430
Professional fees	11,614	3,134	18,022	8,584	144,965
Interest expense	-	-	-	-	1,863
Bank charges and office	-	23	12	78	2,243
Transfer fees	-	25	-	50	3,560
Total expenses	11,614	3,182	18,034	8,712	159,561

Net (loss)	$(11,614)	$(3,182)	$(18,034)	$(8,712)	$(159,561)

Net Loss for the Period	$(11,614)	$(3,182)	$(18,034)	$(8,712)	$(159,561)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.15)

Weighted Average Number of Shares Outstanding	1,075,304	1,075,304	1,075,304	1,075,304	1,075,304

The accompanying notes are an integral part of these financial statements.

SEDONA SOFTWARE SOLUTIONS, INC.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)
(Stated in U.S. Dollars)

	Three months ended	Three months ended	Six months ended	Six months ended	July 14, 1999 (Inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(11,614)	$(3,182)	$(18,034)	$(8,712)	$(159,561)
Membership units issued in exchange for expenses	-	-	-	-	-
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Non-cash items:
Shareholder debt forgiven (Note 3)	-	-	-	-	8,811
Beneficial conversion feature of convertible
notes recorded as interest expense (Note 3)	-	-	-	-	1,863

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Accounts payable and accrued liabilities	(779)	(4,548)	-	(2,251)	5,007
Amounts due to related parties	12,393	-	18,022	-	80,094
Advance due to former director	-	-	-	-	46,144
Net cash (used) by operating activities	-	(7,730)	(12)	(10,963)	(17,642)

Cash Flows From Financing Activities
Issue of common shares	-	-	-	-	17,900
Net cash provided by financing activities	-	-	-	-	17,900

Net increase (decrease) in cash	-	(7,730)	(12)	(10,963)	258
Cash - beginning	258	9,429	270	12,662	-
Cash - ending	$258	$1,699	$258	$1,699	$258

Supplemental disclosures:
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

1	BASIS OF PRESENTATION

The unaudited interim financial statements as of December 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2005 audited financial statements and notes thereto.

2.	NATURE OF OPERATIONS

a)	Organization

The Company was incorporated in the State of Nevada, U.S.A., on July 14, 1999.

b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $159,561 for the period from July 14, 1999 (inception) to December 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2005, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.	RELATED PARTY TRANSACTIONS

Amounts due to related parties as disclosed in the balance sheet comprise the following:

December 31, 2005

Convertible note payable to Cane Clark LLP	$50,326
Debt discount resulting from beneficial conversion feature	(5,591)
Amortization of debt discount	1,863
Amounts due to Cane Clark LLP	29,768
Amounts due to former director	-
$76,366

The Convertible note payable is interest free, unsecured and falls due on October 1, 2005. The note may be converted, at the option of the holder, into common stock at a discount of 10% to the current market price, providing the discount does not exceed $0.20 per share. The Company is in default with respect to the settlement of this note and the holder has not demanded repayment.

During the three month period ended December 31, 2005, the Company incurred $7,826 in professional fees to Cane Clark LLP the controlling shareholder of the Company, and Cane Clark LLP paid $4,567 of the Company’s outstanding payables and expenses, increasing the total amounts due to Cane Clark, LLP to $29,768.

5.	CONTINGENCY

The Company and a former director have been served with a formal notice of investigation by the Securities Exchange Commission with regard to certain violations of the Securities Act of 1933. The Company’s legal counsel for the Company has advised that, at this stage of the proceedings, they cannot offer an opinion as to the probable outcome of the investigation. The Company has agreed to incur, on behalf of the former director, all costs associated with the investigation. As of December 31, 2005, no accrual for costs has been made in these financial statements as the cost cannot be reasonably determined.

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

Results of Operations

We did not earn any revenues during the three months ended December 31, 2005 and have not earned any revenues since our inception on July 19, 1999.

We incurred expenses in the amount of $11,614 for the three month period ended December 31, 2005, compared to expenses of $3,182 for the three month period ended December 31, 2004. We incurred expenses in the amount of $18,034 for the six month period ended December 31, 2005, compared to expenses of $8,712 for the six month period ended December 31, 2004. Our expenses for the three and six month period ended December 31, 2005 were entirely attributable to paying professional fees. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss of $11,614 for the three month period ended December 31, 2005, compared to a loss of $3,182 for the three month period ended December 31, 2004. We incurred a loss of $18,034 for the six month period ended December 31, 2005, compared to a loss of $8,712 for the six month period ended December 31, 2004. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of December 31, 2005, we had cash in the amount of $258 As of December 31, 2005, we had total liabilities in the amount of $81,373.

We had a working capital deficit of $81,115 as of December 31, 2005. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Clark. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2005.

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