Form 10QSB
period 2006-03-31
SEDONA SOFTWARE SOLUTIONS INC
filed 2006-05-31
CIK 1100131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-33369

Sedona Software Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0226926 (IRS Employer Identification No.)

3273 E. Warm Springs Rd. Las Vegas, Nevada 89120
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,075,304 common shares as of as of March 31, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Balance Sheet as of March 31, 2006;
F-2	Unaudited Statements of Operations for the three and nine months ended March 31, 2006 and 2005 and from January 14, 1999 (Inception) to March 31, 2006;
F-3	Unaudited Statements of Cash Flows for the nine months ended March 31, 2006 and 2005 and from January 14, 1999 (Inception) to March 31, 2006;
F-4	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

SEDONA SOFTWARE SOLUTIONS, INC.
(a Development Stage Company)
Balance Sheet
(Unaudited)
(Stated in U.S. Dollars)

	March 31, 2006	June 30, 2005 (Audited)
ASSETS

Current
Cash	$246	$270
	$246	$270

LIABILITIES

Current
Accounts payable and accrued liabilities	1,740	5,086
Due to related parties (Note 4)	$82,428	$58,265
	$84,168	$63,351

STOCKHOLDERS' DEFICIENCY

Share Capital
Authorized: 70,000,000 common shares, par value $0.001 per share 5,000,000 preferred shares, par value $0.001 per share

Issued and outstanding 1,075,304 common shares (post reverse stock split)	1,075	1,075

Additional paid-in capital	77,371	77,371

Deficit Accumulated During the Development Stage	$(162,368)	$(141,527)
	(83,922)	(63,081)
	$246	$270

The accompanying notes are an integral part of the financial statements.

SEDONA SOFTWARE SOLUTIONS, INC.
(a Development Stage Company)
Statements of Operations
(Unaudited)
(Stated in U.S. Dollars)

	Three months ended March 31, 2006	Three months ended March 31, 2005	Nine months ended March 31, 2006	Nine months ended March 31, 2005	July 14, 1999(Inception) to March 31, 2006

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	$-	$-	$-	$-	$2,500
Option payments	-	-	-	-	4,430
Professional fees	2,795	4,100	20,897	12,684	147,760
Interest expense	-	-	-	-	1,863
Bank charges and office	12	23	24	101	2,255
Transfer fees	-	50	-	100	3,560
Total expenses	2,807	4,173	20,921	12,885	162,368

Net (loss)	$(2,807)	$(4,173)	$(20,921)	$(12,885)	$(162,368)

Net Loss for the Period	$(2,807)	$(4,173)	$(20,921)	$(12,885)	$(162,368)

Basic and Diluted Loss Per Share	$(0.00)	$(0.01)	$(0.02)	$(0.01)	$(0.15)

Weighted Average Number of Shares Outstanding	1,075,304	1,075,304	1,075,304	1,075,304	1,075,304

The accompanying notes are an integral part of the financial statements.

SEDONA SOFTWARE SOLUTIONS, INC.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)
(Stated in U.S. Dollars)

	Three months ended March 31, 2006	Three months ended March 31, 2005	Nine months ended March 31, 2006	Nine months ended March 31, 2005	July 14, 1999(Inception) to March 31, 2006

Cash Flows From Operating Activities
Net loss for the period	$(2,807)	$(4,173)	$(20,841)	$(12,885)	$(162,368)
Membership units issued in exchange for expenses	-	-	-	-	-
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Non-cash items:
Shareholder debt forgiven (Note 3)	-	-	-	-	8,811
Beneficial conversion feature of convertible notes recorded as interest expense (Note 3)	-	-	-	-	1,863

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	(3,266)	2,788	(3,346)	537	1,741
Amounts due to related parties	6,061	-	24,163	-	86,155
Advance due to former director	-	-	-	-	46,144
Net cash (used) by operating activities	(12)	(1,385)	(24)	(12,348)	(17,654)

Cash Flows From Financing Activities
Issue of common shares	-	-	-	-	17,900
Net cash provided by financing activities	-	-	-	-	17,900

Net increase (decrease) in cash	(12)	(1,385)	(24)	(12,348)	(246)
Cash - beginning	258	1,699	270	12,662	-
Cash - ending	$246	$314	$246	$314	$(246)

Supplemental disclosures:
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are in integral part of these financial statements.

SEDONA SOFTWARE SOLUTIONS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $162,368 for the period from July 14, 1999 (inception) to March 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2006, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.	RELATED PARTY TRANSACTIONS

Amounts due to related parties as disclosed in the balance sheet comprise the following:

December 31, 2005

Convertible note payable to Cane Clark LLP	$50,326
Debt discount resulting from beneficial conversion feature	(5,591)
Amortization of debt discount	1,863
Amounts due to Cane Clark LLP	35,830
Amounts due to former director	-
$82,428

The Convertible note payable is interest free, unsecured and became due on October 1, 2005. The note may be converted, at the option of the holder, into common stock at a discount of 10% to the current market price, providing the discount does not exceed $0.20 per share. The Company is in default with respect to the settlement of this note and the holder has not demanded repayment.

During the three month period ended March 31, 2006, the Company incurred $2,911 in professional fees to Cane Clark LLP, the controlling shareholder of the Company, increasing the total amounts due to Cane Clark, LLP to $35,830.

5.	CONTINGENCY

The Company and a former director have been served with a formal notice of investigation by the Securities Exchange Commission with regard to certain violations of the Securities Act of 1933. The Company’s legal counsel for the Company has advised that, at this stage of the proceedings, they cannot offer an opinion as to the probable outcome of the investigation. The Company has agreed to incur, on behalf of the former director, all costs associated with the investigation. As of March 31, 2005, no accrual for costs has been made in these financial statements as the cost cannot be reasonably determined.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of ours, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning this company and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Change in Control

Upon the close of a Share Transfer Agreement effective May 13, 2005, John E. Cooper, our former sole director and officer, transferred his 3,000,000 shares of common stock in Sedona Software, Inc. to Cane Clark, LLP, our legal counsel for several years. In connection with the transfer of shares, Mr. Cooper also assigned a promissory note dated May 1, 2005 to Cane Clark, LLP. As part of the same transaction, Mr. Cooper’s two sons and prior directors of the Company, Andrew J. Cooper and Gordon E. Cooper, each transferred his 500,000 shares of common stock in Sedona Software, Inc. to Cane Clark, LLP. In consideration for the aggregate 4,000,000 shares, Cane Clark, LLP agreed to forgive accrued legal fees incurred by us, which we were unable to afford, and provide future services. In further consideration for the aggregate 4,000,000 shares, Cane Clark, LLP agreed to pay John E. Cooper, Andrew J. Cooper, and Gordon E. Cooper the total sum of $100,000.00 out of the proceeds of any resale of the shares.

We believe that the consummation of the Share Transfer Agreement represents a change of control of Sedona Software, Inc. Upon the close of the Share Transfer Agreement effective May 13, 2005, Cane and Clark, LLP now owns approximately 74.4% of our voting shares.

On September 6, 2005, our shareholders approved a 5 to 1 reverse stock split of our common stock. Following this effective date of this forward split, the number of outstanding shares of our common stock decreased from 5,376,500 shares to 1,075,304 shares.

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

We currently have forecasted the expenditure of approximately $30,000 during the next six to twelve months in order to remain in compliance with the reporting requirements of the Securities Exchange Act of 1934 and to identify additional businesses and technology for acquisition. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market. If we are successful and identify a business or technology to acquire, we will need additional financing to complete this acquisition.

We do not anticipate purchasing any real property or significant equipment during the next 12 months.

At the present time we have no employees other than our sole officer and director, Mr. David Clark. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Results of Operations

We did not earn any revenues during the three months ended March 31, 2006 and have not earned any revenues since our inception on July 14, 1999.

We incurred expenses in the amount of $2,795 for the three month period ended March 31, 2006, compared to expenses of $4,173 for the three month period ended March 31, 2005. We incurred expenses in the amount of $20,291 for the nine month period ended March 31, 2006, compared to expenses of $12,885 for the nine month period ended March 31, 2005. Our expenses for the three and nine month periods ended March 31, 2006 were entirely attributable to paying professional fees. We anticipate our operating expenses will increase as we undertake our plan of operations.

We incurred a loss of $2,807 for the three month period ended March 31, 2006, compared to a loss of $4,173 for the three month period ended March 31, 2005. We incurred a loss of $25,472 for the nine month period ended March 31, 2006, compared to a loss of $12,885 for the nine month period ended March 31, 2005. Our losses have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of March 31, 2006, our sole asset was cash in the amount of $246. As of March 31, 2006, we had total current liabilities in the amount of $84,178.  As a result, we had a working capital deficit of $83,922 as of March 31, 2006. Accordingly, we currently have insufficient working capital to pursue our plan of operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2006, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Clark. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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
4.
Aiding and abetting Sedona’s violation of Section 13(a) of the Exchange Act and Rule 13a-11 thereunder by failing to file a current report on Form 8-K with the Commission disclosing that Sedona had been sold and that Mr. Cooper had resigned as chairman and CEO of the company (and was later reinstated as such).

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

On June 23, 2005, the SEC sent a letter confirming a telephone conversation between SEC staff and our securities counsel indicating that the Commission intends to recommend enforcement action against us. The SEC further indicated that the Commission intends to file a civil action in the United States District Court to seek a permanent injunction against us pursuant to Section 20(b) of the Securities Act and Section 21(d)(1) of the Exchange Act for violations of Section 5(a) and 5(c) of the Securities Act, and Section 13(a) of the Exchange Act and Rule 13a-11

thereunder.

Since then, management has discussed possible resolutions with the Staff of the SEC. Those discussions are ongoing.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

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

Sedona Software Solutions, Inc.

Date:	May 31, 2006
By: /s/ David Clark David Clark Title: Chief Executive Officer, Chief Financial Officer, and Director